Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1995-05-15
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                           --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267




                       MCNEIL REAL ESTATE FUND XXIV, L.P.
- - - - - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                              74-2339537
- - - - - -----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - - - - -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                   --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - - - - ------  --------------------

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
- - - - - ------
Real estate investments:
   Land.....................................................               $ 7,039,867         $ 7,039,867
   Buildings and improvements...............................                29,328,389          29,272,835
                                                                            ----------          ----------
                                                                            36,368,256          36,312,702
   Less:  Accumulated depreciation and amortization.........               (11,397,444)        (11,061,009)
                                                                            ----------          ----------
                                                                            24,970,812          25,251,693

Cash and cash equivalents...................................                 1,883,430           1,720,161
Cash segregated for security deposits.......................                    82,797              85,851
Accounts receivable, net of allowance for doubtful
   accounts of $77,044 at March 31, 1995 and
   December 31, 1994........................................                   440,989             401,525
Prepaid expenses and other assets, net......................                   198,325             215,741
                                                                            ----------          ----------
                                                                           $27,576,353         $27,674,971
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - - - - -----------------------------------------

Mortgage note payable.......................................               $ 5,614,426         $ 5,660,558
Accounts payable and accrued expenses.......................                   209,930             194,613
Payable to affiliates - General Partner.....................                    48,271              38,716
Advances from affiliates....................................                   642,581             642,581
Deferred gain...............................................                    11,900              17,000
Security deposits and deferred rental income................                    88,747              87,413
                                                                            ----------          ----------
                                                                             6,615,855           6,640,881
                                                                            ----------          ----------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1995 and December 31, 1994.............................                20,967,066          21,039,922
   General Partner..........................................                    (6,568)             (5,832)
                                                                            ----------          ----------
                                                                            20,960,498          21,034,090
                                                                            ----------          ----------
                                                                           $27,576,353         $27,674,971
                                                                            ==========          ==========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  1995               1994
                                                                                ---------          ---------
Revenue:
  Rental revenue...............................................                $  982,327         $1,093,650
  Interest.....................................................                    25,452             11,135
                                                                                ---------          ---------
    Total revenue..............................................                 1,007,779          1,104,785
                                                                                ---------          ---------

Expenses:
  Interest.....................................................                   100,492            100,885
  Depreciation and amortization................................                   336,435            315,177
  Property taxes...............................................                   124,986            118,328
  Personnel costs..............................................                    84,996             64,230
  Utilities....................................................                    47,826             63,367
  Repairs and maintenance......................................                    95,335            109,908
  Property management fees - affiliates........................                    53,028             55,311
  Other property operating expenses............................                    71,284             59,569
  General and administrative...................................                    10,206             10,614
  General and administrative - affiliates......................                   156,783            159,793
                                                                                ---------          ---------
    Total expenses.............................................                 1,081,371          1,057,182
                                                                                ---------          ---------

Net income (loss)..............................................                $  (73,592)        $   47,603
                                                                                =========          =========

Net income (loss) allocable to limited partners................                $  (72,856)        $   47,127
Net income (loss) allocable to General Partner.................                      (736)               476
                                                                                ---------          ---------
Net income (loss)..............................................                $  (73,592)        $   47,603
                                                                                =========          =========

Net income (loss) per thousand limited partnership units.......                $    (1.82)        $     1.18
                                                                                =========          =========





















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                   Total
                                                     General                 Limited               Partners
                                                     Partner                 Partners              Equity
                                                     ----------              ----------            ----------
Balance at December 31, 1993..............          $    (5,177)            $21,104,778           $21,099,601

Net income................................                  476                  47,127                47,603
                                                      ---------              ----------            ----------

Balance at March 31, 1994.................          $    (4,701)            $21,151,905           $21,147,204
                                                      =========              ==========            ==========


Balance at December 31, 1994..............          $    (5,832)            $21,039,922           $21,034,090

Net loss..................................                 (736)                (72,856)              (73,592)
                                                      ---------              ----------            ----------

Balance at March 31, 1995.................          $    (6,568)            $20,967,066           $20,960,498
                                                      =========              ==========            ==========






















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                          --------------------------------
                                                                            1995                   1994
                                                                          --------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $  939,441              $1,024,040
   Cash paid to suppliers............................                     (328,551)               (320,597)
   Cash paid to affiliates...........................                     (200,256)               (194,146)
   Interest received.................................                       25,452                  11,135
   Interest paid.....................................                      (90,996)                (93,143)
   Property taxes paid...............................                      (80,135)               (188,257)
                                                                         ---------               ---------
Net cash provided by operating activities............                      264,955                 239,032
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (55,554)                (76,966)
                                                                         ---------               ----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (46,132)                (55,104)
                                                                         ---------               ---------

Net increase in cash and cash
   equivalents.......................................                      163,269                 106,962

Cash and cash equivalents at beginning of
   period............................................                    1,720,161               1,435,591
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $1,883,430              $1,542,553
                                                                         =========               =========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                             1995                   1994
                                                                           -------                 -------
Net income (loss)....................................                     $(73,592)               $ 47,603
                                                                           -------                 -------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      336,435                 315,177
   Amortization of deferred borrowing costs..........                        7,770                   7,770
   Amortization of deferred gain.....................                       (5,100)                 (5,100)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        3,054                  (4,655)
     Accounts receivable, net........................                      (39,464)                (64,276)
     Prepaid expenses and other assets, net..........                        9,646                 (10,456)
     Accounts payable and accrued expenses...........                       15,317                 (73,969)
     Payable to affiliates - General Partner.........                        9,555                  20,958
     Security deposits and deferred rental
       income........................................                        1,334                   5,980
                                                                           -------                 -------

       Total adjustments.............................                      338,547                 191,429
                                                                           -------                 -------

Net cash provided by operating activities............                     $264,955                $239,032
                                                                           =======                 =======



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)


NOTE 1.
- - - - - ------

McNeil Real Estate Fund XXIV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners, Ltd., was organized on October 19, 1984, as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXIV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - ------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 4.
- - - - - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $ 53,028                $ 55,311
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       78,680                  73,829
   Asset management fee..............................                       78,103                  85,964
                                                                           -------                 -------
                                                                          $209,811                $215,104
                                                                           =======                 =======


The payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - - -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net loss for the first three months of 1995 of $73,592 as compared to net income of $47,603 for the first three months of 1994. Revenues were $1,007,779 in 1995, down from $1,104,785 for the same period in 1994. Expenses increased to $1,081,371 in 1995, up from $1,057,182 in 1994.

Net cash provided by operating activities was $264,955 for the first three months of 1995, an increase from the $239,032 provided during the first three months of 1994. After principal payments on the Partnership's mortgage loan of $46,132 and capital improvements of $55,554, cash and cash equivalents at March 31, 1995 were $1,883,430, up by $163,269 since December 31, 1994.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Total revenue decreased by $97,006 for the first three months of 1995 as compared to the first three months in 1994. The decrease was primarily due to an decrease in rental revenue, as discussed below.

Rental revenue decreased by $111,323 for the first three months of 1995 in relation to the respective period in 1994. The decrease was primarily due to a decrease of approximately $57,000 in common area maintenance costs billed to tenants at Southpointe Plaza Shopping Center. In addition, there was a slight decrease in occupancy at Island Plaza and Springwood Plaza from 84% and 77%, respectively, at March 31, 1994 to 80% and 72%, respectively, at March 31, 1995.

Interest income increased by $14,317 in the three months ended March 31, 1995 as compared to the same period in 1994. The increase was due to the fact that in 1995 there was a greater amount of cash available for short-term investment. The partnership had approximately $1.9 million in cash and cash equivalents at March 31, 1995, as compared to $1.5 million at March 31, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

Expenses:

Total expenses increased by $24,189 for the first three months of 1995, as compared to the first three months of 1994. The increase was primarily the result of an increase in personnel costs and other property operating expenses, partially offset by a decrease in utilities and repairs and maintenance, as discussed below.

Personnel costs increased by $20,766 for the three months ended March 31, 1995, as compared to the same period in 1994. The increase was due to the an increase in compensation to on-site personnel at all of the properties in 1995.

Utilities decreased by $15,541 for the first three months in 1995 as compared to the same period in 1994. The decrease was mainly due to the lower occupancy at Southpointe Plaza, which meant there were fewer tenants using the property's utilities in 1995.

Repairs and maintenance expense decreased by $14,573 for the first quarter of 1995 in relation to the first quarter of 1994. The decrease was due to a decrease in the replacement of carpet and appliances at Pine Hills and Sleepy Hollow Apartments, which were expensed in 1994.

Other property operating expenses increased by $11,715 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The increase was mainly due to increased legal fees at Southpointe Plaza Shopping Center relating to a lawsuit involving a tenant's lease.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $264,955 of cash in the first three months of 1995 as compared to $239,032 for the same period in 1994. The increase in cash provided by operating activities in 1995 was mainly due to a decrease in property taxes paid in the first quarter of 1995 as compared to the first quarter of 1994, due to the timing of the payment of invoices.

Short-term liquidity:
- - - - - --------------------

At March 31, 1995, the Partnership held cash and cash equivalents of $1,883,430.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1995, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. The Partnership has budgeted $436,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations. At the present time, the Partnership does not anticipate making distributions to the limited partners in 1995. There can be no assurance as to when the Partnership will rebuild cash reserves judged adequate to resume distributions to the partners.

Long-term liquidity:
- - - - - -------------------

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. the Partnership will attempt to obtain refinancing or extension of the mortgage note when it matures in 1997.

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - - - - ------   -----------------

Henry Lim,  Charles  Chen,  Paul Van dba  Shangri-La  Restaurant  & Bar, Robert
- - - - - -------------------------------------------------------------------------------
Narayan and Jackie Kim vs.  McNeil Real Estate Fund XXIV,  L.P. and McNeil Real
- - - - - -------------------------------------------------------------------------------
Estate  Management,  Inc.  ("McREMI") et al. This was a complaint for breach of
- - - - - -------------------------------------------
contract,  breach of covenant to extend term of lease, intentional and negligent interference with respective  economic  relationships,  civil rights violations, intentional and negligent misrepresentation,  injurious false suit and negligent and intentional  infliction of emotional  distress  brought by former tenants of the Southpointe Plaza Shopping Center,  based on a purported claim that both the
Partnership  and McREMI orally promised to agree to extend the lease and approve an  assignment  of  lease  from  three  of the  plaintiffs  to two of the  other plaintiffs for a restaurant and bar. On April 10, 1995, a settlement was reached such that the Partnership agreed to pay the first three plaintiffs  $42,500,  of which $20,000 will be paid by the Partnership's insurance carrier. The remaining two plaintiffs are free to continue to pursue their action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - ------   --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------


         4.                         Amended and  Restated  Limited  Partnership dated March 30, 1992. (Incorporated by reference to to the  Current  Report of the registrant  on  Form  8-K  dated  March 30, 1992,  as  filed  on
                                    April 10, 1992).

         11.                        Statement   regarding   computation  of  Net Income per Limited Partnership Unit:   Net  income
                                    per  limited   partnership  unit  is computed by dividing net income allocated  to  the limited partners  by the number of limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXIV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



         May 15, 1995                              By:  /s/ Donald K. Reed
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



         May 15, 1995                              By:  /s/ Robert C. Irvine
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



         May 15, 1995                              By:  /s/ Carol A. Fahs
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
