Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1995-08-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------


                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267




                       MCNEIL REAL ESTATE FUND XXIV, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                               74-2339537
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
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

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,          December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS
------
Real estate investments:
   Land.....................................................              $  7,039,867        $  7,039,867
   Buildings and improvements...............................                29,450,262          29,272,835
                                                                           -----------         -----------
                                                                            36,490,129          36,312,702
   Less:  Accumulated depreciation and amortization.........               (11,735,621)        (11,061,009)
                                                                           -----------         -----------
                                                                            24,754,508          25,251,693

Cash and cash equivalents...................................                 2,187,516           1,720,161
Cash segregated for security deposits.......................                    84,024              85,851
Accounts receivable, net of allowance for doubtful
   accounts of $77,044 at June 30, 1995 and
   December 31, 1994........................................                   445,636             401,525
Prepaid expenses and other assets, net......................                   188,417             215,741
                                                                           -----------         -----------
                                                                          $ 27,660,101        $ 27,674,971
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................              $  5,583,206        $  5,660,558
Accounts payable and accrued expenses.......................                   276,821             194,613
Payable to affiliates - General Partner.....................                    63,267              38,716
Advances from affiliates....................................                   642,581             642,581
Deferred gain...............................................                     6,800              17,000
Security deposits and deferred rental income................                    96,070              87,413
                                                                           -----------         -----------
                                                                             6,668,745           6,640,881
                                                                           -----------         -----------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at June 30,
     1995 and December 31, 1994.............................                20,997,615          21,039,922
   General Partner..........................................                    (6,259)             (5,832)
                                                                           -----------         -----------
                                                                            20,991,356          21,034,090
                                                                           -----------         -----------
                                                                          $ 27,660,101        $ 27,674,971
                                                                           ===========         ===========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                      June 30,                              June 30,
                                           ----------------------------         ----------------------------
                                              1995               1994              1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $1,092,840         $1,048,902        $2,075,167         $2,142,552
   Interest......................             29,700             14,581            55,152             25,716
   Property tax refund...........             25,433                  -            25,433                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          1,147,973          1,063,483         2,155,752          2,168,268
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            108,785             94,175           209,277            195,060
   Depreciation and
     amortization................            338,177            315,177           674,612            630,354
   Property taxes................            124,986            114,873           249,972            233,201
   Personnel costs...............             69,065             67,127           154,061            131,357
   Utilities.....................             46,040             44,246            93,866            107,613
   Repairs and maintenance.......             95,878            137,396           191,213            247,304
   Property management
     fees - affiliates...........             64,048             63,964           117,076            119,275
   Other property operating
     expenses....................             48,910             74,525           120,194            132,037
   General and administrative....             55,149             18,668            65,355             31,339
   General and administrative -
     affiliates..................            166,077            152,157           322,860            311,950
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,117,115          1,082,308         2,198,486          2,139,490
                                           ---------          ---------         ---------          ---------

Net (loss) income................         $   30,858         $  (18,825)       $  (42,734)        $   28,778
                                           =========          =========         =========          =========

Net income (loss) allocable
   to limited partners...........         $   30,549         $  (18,637)       $  (42,307)        $   28,490
Net income (loss) allocable
   to General Partner............                309               (188)             (427)               288
                                           ---------          ---------         ---------          ---------
Net income (loss)................         $   30,858         $  (18,825)       $  (42,734)        $   28,778
                                           =========          =========         =========          =========

Net income (loss) per limited
   partnership unit..............         $      .76        $      (.47)       $    (1.06)        $      .71
                                           =========         ==========         =========          =========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                    Total
                                                        General              Limited                Partners
                                                        Partner              Partners               Equity
                                                        --------            -----------           -----------
Balance at December 31, 1993..............              $(5,177)            $21,104,778           $21,099,601

Net income................................                  288                  28,490                28,778
                                                         ------              ----------            ----------

Balance at June 30, 1994..................              $(4,889)            $21,133,268           $21,128,379
                                                         ======              ==========            ==========


Balance at December 31, 1994..............              $(5,832)            $21,039,922           $21,034,090

Net loss..................................                 (427)                (42,307)              (42,734)
                                                         ------              ----------            ----------

Balance at June 30, 1995..................              $(6,259)            $20,997,615           $20,991,356
                                                         ======              ==========            ==========





















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                   $2,028,495              $2,115,218
   Cash paid to suppliers............................                     (619,949)               (664,115)
   Cash paid to affiliates...........................                     (415,385)               (409,796)
   Interest received.................................                       55,152                  25,715
   Interest paid.....................................                     (190,049)               (181,029)
   Property taxes paid...............................                     (161,563)               (268,751)
   Property tax refund...............................                       25,433                       -
                                                                         ---------               ---------
Net cash provided by operating activities............                      722,134                 617,242
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (177,427)               (225,944)
                                                                         ---------               ----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (77,352)               (108,052)
                                                                         ---------               ---------

Net increase in cash and cash
   equivalents.......................................                      467,355                 283,246

Cash and cash equivalents at beginning of
   period............................................                    1,720,161               1,435,591
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $2,187,516              $1,718,837
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                 -------
Net income (loss)....................................                     $(42,734)               $ 28,778
                                                                           -------                 -------

Adjustments to  reconcile  net income  (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization.....................                      674,612                 630,354
   Amortization of deferred borrowing costs..........                       15,539                  15,540
   Amortization of deferred gain.....................                      (10,200)                (10,200)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        1,827                  (6,157)
     Accounts receivable, net........................                      (44,111)                 (3,902)
     Prepaid expenses and other assets, net..........                       11,785                  (9,385)
     Accounts payable and accrued expenses...........                       82,208                 (44,120)
     Payable to affiliates - General Partner.........                       24,551                  21,429
     Security deposits and deferred rental
       income........................................                        8,657                  (5,095)
                                                                           -------                 -------

       Total adjustments.............................                      764,868                 588,464
                                                                           -------                 -------

Net cash provided by operating activities............                     $722,134                $617,242
                                                                           =======                 =======


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)


NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Property management fees.............................                     $117,076                $119,275
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      155,815                 145,106
   Asset management fee..............................                      167,045                 166,844
                                                                           -------                 -------
                                                                          $439,936                $431,225
                                                                           =======                 =======

Payable to affiliates - General Partner at June 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net loss for the first six months of 1995 of $42,734 as compared to net income of $28,778 for the first six months of 1994. Revenues were $2,155,752 in 1995, down from $2,168,268 for the same period in 1994. Expenses increased to $2,198,486 in 1995, from $2,139,490 in 1994.

Net cash provided by operating activities was $722,134 for the first six months of 1995, an increase from the $617,242 provided during the first six months of 1994. After principal payments on the Partnership's mortgage note payable of $77,352 and capital improvements of $177,427, cash and cash equivalents at June 30, 1995 were $2,187,516, up by $467,355 since December 31, 1994.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $84,490 for the three months ended June 30, 1995 as compared to the same period in 1994. However, total revenue decreased by $12,516 for the six months ended June 30, 1995 as compared to the same period in 1994. The change in the three and six months was primarily due to a change in rental revenue, and property tax refund, as discussed below.

Rental revenue increased by $43,938 for the quarter ended June 30, 1995 and decreased by $67,385 for the six months ended June 30, 1995 in relation to the respective periods in 1994. The overall decrease was mainly due to a decrease of approximately $57,000 in common area maintenance costs billed to tenants at Southpointe Plaza Shopping Center in the first three months of the year. In addition, there was a slight decrease in occupancy at Island Plaza Shopping Center. These decreases were partially offset by increases at River Bay Plaza and Towne Center shopping centers and Sleepy Hollow Apartments due to increases in occupancy at each of these properties.

Interest income increased by $15,119 and $29,436 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was due to a greater amount of cash available for short-term investment in 1995. The partnership held approximately $2.2 million of cash and cash equivalents at June 30, 1995, as compared to $1.7 million at June 30, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

In the second quarter of 1995, the Partnership received $25,433 in refunds of prior years' property taxes for Southpointe Plaza and River Bay Plaza shopping centers. No such refunds were received in 1994.

Expenses:

Total expenses increased by $34,807 and $58,996 for the first three and six months of 1995, respectively, as compared to the same periods in 1994. The increase was primarily the result of an increase in personnel costs and general and administrative expenses, as discussed below.

Personnel costs increased by $1,938 and $22,704 for the three and six months ended June 30, 1995, respectively, in relation to the comparable periods in 1994. The increase was due to an increase in compensation to on-site personnel at all of the properties in the first quarter of 1995.

Utilities increased by $1,794 and decreased by $13,747 for the first three and six months of 1995, respectively, as compared to the same periods in 1994. The overall decrease was mainly due to an increase in the occupancy at Towne Center Shopping Center in the first quarter of the year, since tenants at the center pay for their own utility usage.

Repairs and maintenance expense decreased by $41,518 and $56,091 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease was due to a decrease in the replacement of carpet and appliances at Pine Hills and Sleepy Hollow Apartments, which were expensed in 1994.

Other property operating expenses decreased by $25,615 and $11,843 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease was mainly due to decreased advertising and leasing commissions recognized, mainly at Southpointe Plaza Shopping Center, which were paid in an effort to increase occupancy in 1994.

General and administrative expenses increased by $36,481 and $34,016 for the first three and six months of 1995, respectively, as compared to the same periods in 1994. The increase was mainly due to increased litigation expenses due to a lawsuit involving a tenant's lease at Southpointe Plaza Shopping Center.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $722,134 of cash in the first six months of 1995 as compared to $617,242 for the same period in 1994. The increase in cash provided by operating activities in 1995 was mainly due to a decrease in property taxes paid in 1995 as compared to 1994, due to the timing of the payment of invoices.

Short-term liquidity:
--------------------

At June 30, 1995, the Partnership  held cash and cash equivalents of $2,187,516.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
--------------------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 18,000 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $105.36 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------
         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         4.1                        Amendment No. 1 to the Amended and Restated  Limited  Partnership  Agreement of
                                    McNeil Real Estate Fund XXIV, L.P. dated June 1995.

         11.                        Statement   regarding   computation  of  Net Income  per Limited Partnership Unit:
                                    Net income partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding.  Per unit information has been computed based on 40,000 limited partnership units outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   McNEIL REAL ESTATE FUND XXIV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       August 14, 1995                             By:  /s/  Donald K. Reed
------------------------------                         --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       August 14, 1995                            By:  /s/  Robert C. Irvine
------------------------------                        ---------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       August 14, 1995                            By:  /s/  Carol A. Fahs
------------------------------                        ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
