Form 10-Q/A
period 1995-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1995-08-28
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q-A
                                  AMENDMENT - 1


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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
--------------------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 18,000 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $150.00 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

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



       August 28, 1995                             By:  /s/  Donald K. Reed
------------------------------                         --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       August 28, 1995                            By:  /s/  Robert C. Irvine
------------------------------                        ---------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       August 28, 1995                            By:  /s/  Carol A. Fahs
------------------------------                        ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
