Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1995-11-13
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                              -----------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                     -------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,       December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------

Real estate investments:
   Land.....................................................               $ 7,039,867         $ 7,039,867
   Buildings and improvements...............................                29,557,765          29,272,835
                                                                            ----------          ----------
                                                                            36,597,632          36,312,702
   Less:  Accumulated depreciation and amortization.........               (12,079,385)        (11,061,009)
                                                                            ----------          ----------
                                                                            24,518,247          25,251,693

Cash and cash equivalents...................................                 2,507,048           1,720,161
Cash segregated for security deposits.......................                    91,942              85,851
Accounts receivable, net of allowance for doubtful
   accounts of $77,044 at September 30, 1995 and
   December 31, 1994........................................                   461,793             401,525
Prepaid expenses and other assets, net......................                   199,195             215,741
                                                                            ----------          ----------
                                                                           $27,778,225         $27,674,971
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................               $ 5,562,893         $ 5,660,558
Accounts payable and accrued expenses.......................                   506,566             194,613
Payable to affiliates - General Partner.....................                    69,079              38,716
Advances from affiliates....................................                   642,581             642,581
Deferred gain...............................................                     1,700              17,000
Security deposits and deferred rental income................                   153,824              87,413
                                                                            ----------          ----------
                                                                             6,936,643           6,640,881
                                                                            ----------          ----------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at September 30,
     1995 and December 31, 1994.............................                20,849,339          21,039,922
   General Partner..........................................                    (7,757)             (5,832)
                                                                            ----------          ----------
                                                                            20,841,582          21,034,090
                                                                            ----------          ----------
                                                                           $27,778,225         $27,674,971
                                                                            ==========          ==========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                     Nine Months Ended
                                                   September 30,                         September 30,
                                           ----------------------------         ----------------------------
                                             1995               1994               1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $1,021,347         $1,037,290        $3,096,514         $3,179,842
   Interest......................             33,500             20,210            88,652             45,926
   Property tax refund...........              9,709                  -            35,142                  -
                                           ---------          ---------         ---------                  -
     Total revenue...............          1,064,556          1,057,500         3,220,308          3,225,768
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            114,681             88,353           323,958            283,413
   Depreciation and
     amortization................            343,764            318,530         1,018,376            948,884
   Property taxes................            124,463            112,590           374,435            345,791
   Personnel costs...............             67,504             72,599           221,565            203,956
   Utilities.....................             53,322             49,594           147,188            157,207
   Repairs and maintenance.......            112,657             88,151           303,870            335,455
   Property management
     fees - affiliates...........             60,126             58,930           177,202            178,205
   Other property operating
     expenses....................             64,508             75,058           184,702            207,095
   General and administrative....            114,289             12,218           179,644             43,557
   General and administrative -
     affiliates..................            159,016            148,689           481,876            460,639
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,214,330          1,024,712         3,412,816          3,164,202
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $ (149,774)        $   32,788        $ (192,508)        $   61,566
                                           =========          =========         =========          =========

Net income (loss) allocable
   to limited partners...........         $ (148,276)        $   32,460        $ (190,583)        $   60,950
Net income (loss) allocable
   to General Partner............             (1,498)               328            (1,925)               616
                                           ---------          ---------         ---------          ---------
Net income (loss)................         $ (149,774)        $   32,788        $ (192,508)        $   61,566
                                           =========          =========         =========          =========

Net income (loss) per limited
   partnership unit..............         $    (3.71)        $      .81        $    (4.76)        $     1.52
                                           =========          =========         =========          =========









The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994




                                                                                                    Total
                                                        General               Limited               Partners'
                                                        Partner               Partners              Equity
                                                        --------             ----------            ----------
Balance at December 31, 1993..............              $(5,177)            $21,104,778           $21,099,601

Net income................................                  616                  60,950                61,566
                                                         ------              ----------            ----------

Balance at September 30, 1994.............              $(4,561)            $21,165,728           $21,161,167
                                                         ======              ==========            ==========


Balance at December 31, 1994..............              $(5,832)            $21,039,922           $21,034,090

Net loss..................................               (1,925)               (190,583)             (192,508)
                                                         ------              ----------            ----------

Balance at September 30, 1995.............              $(7,757)            $20,849,339           $20,841,582
                                                         ======              ==========            ==========






















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                           1995                     1994
                                                                         ---------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $3,077,873              $3,132,792
   Cash paid to suppliers............................                     (945,852)               (935,304)
   Cash paid to affiliates...........................                     (628,715)               (934,068)
   Interest received.................................                       88,652                  45,926
   Interest paid.....................................                     (296,578)               (260,946)
   Property taxes paid...............................                     (161,040)               (268,751)
   Property tax refund...............................                       35,142                       -
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,169,482               1,079,649
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (284,930)               (421,452)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (97,665)               (165,264)
                                                                         ---------               ---------

Net increase in cash and cash
   equivalents.......................................                      786,887                 492,933

Cash and cash equivalents at beginning of
   period............................................                    1,720,161               1,435,591
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $2,507,048              $1,928,524
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------               ---------
Net income (loss)....................................                   $ (192,508)             $   61,566
                                                                          --------               ---------

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation and amortization.....................                    1,018,376                 948,884
   Amortization of deferred borrowing costs..........                       23,309                  23,309
   Amortization of deferred gain.....................                      (15,300)                (15,300)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,091)                 (8,203)
     Accounts receivable, net........................                      (60,268)                (15,855)
     Prepaid expenses and other assets, net..........                       (6,763)                  7,725
     Accounts payable and accrued expenses...........                      311,953                  78,265
     Payable to affiliates - General Partner.........                       30,363                   4,776
     Security deposits and deferred rental
       income........................................                       66,411                  (5,518)
                                                                         ---------               ---------

       Total adjustments.............................                    1,361,990               1,018,083
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,169,482              $1,079,649
                                                                         =========               =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $177,202                $178,205
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      231,537                 217,064
   Asset management fee..............................                      250,339                 243,575
                                                                           -------                 -------
                                                                          $659,078                $638,844
                                                                           =======                 =======



Payable to affiliates - General Partner at September 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net loss for the first nine months of 1995 of $192,508 as compared to net income of $61,566 for the first nine months of 1994. Revenues were $3,220,308 in 1995, down from $3,225,768 for the same period in 1994. Expenses increased to $3,412,816 in 1995, from $3,164,202 in 1994.

Net cash provided by operating activities was $1,169,482 for the first nine months of 1995, an increase from the $1,079,649 provided during the first nine months of 1994. After principal payments on the Partnership's mortgage note payable of $97,665 and capital improvements of $284,930, cash and cash equivalents at September 30, 1995 were $2,507,048 up by $786,887 since December 31, 1994.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $7,056 and decreased by $5,460 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The change in the three and nine months was primarily due to a decrease in rental revenue, an increase in interest income and a property tax refund, as discussed below.

Rental revenue decreased by $15,943 and $83,328 for three and nine months ended September 30, 1995, respectively, in relation to the respective periods in 1994. The decrease was mainly due to a decrease of approximately $96,000 at Southpointe Plaza Shopping Center due to a decrease in common area maintenance costs billed to tenants and a decrease in occupancy from 90% at September 30, 1994 to 85% at September 30, 1995. In addition, there was a decrease in occupancy at Island Plaza from 84% at the end of the third quarter of 1994 to 79% at the end of the same quarter in 1995. These decreases were partially offset by increases in rental revenue as a result of higher rental rates at Pine Hills and Sleepy Hollow apartments. In addition there was an increase in rental revenue at Towne Center due to a large tenant occupying previously vacant space in the third quarter of 1994.

Interest income increased by $13,290 and $42,726 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was due to a greater amount of cash available for short-term investment in 1995. The partnership held approximately $2.5 million of cash and cash equivalents at September 30, 1995, as compared to $1.9 million at September 30, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

In 1995, the Partnership received $35,142 in refunds of prior years' property taxes for Southpointe Plaza, River Bay Plaza and Springwood Plaza shopping centers. No such refunds were received in 1994.

Expenses:

Total expenses increased by $189,618 and $248,614 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was primarily the result of an increase in general and administrative expenses, as discussed below.

Interest expense increased $26,328 and $40,545 for the three and nine months ended September 30, 1995, respectively, due to an increase in the adjustable interest rate on the Southpointe Plaza mortgage note payable.

Repairs and maintenance expense increased by $24,506 for the quarter and decreased by $31,585 for the nine months ended September 30, 1995, as compared to the same periods in 1994. The overall decrease was partially due to a decrease in exterminating expense. Pine Hills and Sleepy Hollow Apartments were both completely exterminated in the second quarter of 1994. In addition, there was a decrease in the replacement of carpet and appliances at Pine Hills and Sleepy Hollow Apartments, which were expensed in the first half of 1994.

Other property operating expenses decreased by $10,550 and $22,393 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease was mainly due to decreased advertising and leasing commissions recognized, mainly at Southpointe Plaza Shopping Center, which were paid in an effort to increase occupancy in 1994.

General and administrative expenses increased by $102,071 and $136,087 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was mainly due to expenses incurred in the third quarter of 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 5 - Other
Information. In addition, there was an increase in expenses incurred in connection with a lawsuit involving a tenant's lease at Southpointe Plaza Shopping Center.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,169,482 of cash in the first nine months of 1995 as compared to $1,079,649 for the same period in 1994.

The Partnership expended $284,930 and $421,452 for additions to its real estate investments in the first nine months of 1995 and 1994, respectively. The decrease in 1995 was mainly due to fewer tenant improvements being performed at Southpointe Plaza Shopping Center.

Short-term liquidity:
--------------------

At September 30, 1995, the Partnership held cash and cash equivalents of $2,507,048. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

At the present time, the Partnership anticipates making distributions to the limited partners in the foreseeable future. Management is currently reviewing cash requirements to determine the amount and timing of such distributions.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
------        -----------------

1) Martha Hess, et. al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated case no. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification.

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012). High River Limited Partnership ("High River") filed this action in the United States District Court for the Southern District of New York against
McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the limited partners of the ten partnerships listed above (the "Funds"). The district court issued a preliminary injunction against the Funds requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

On August 18, 1995, McNeil Partners, L.P., McNeil Investors, Inc., the Funds, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The counterclaim principally asserted that (1) the High River tender offers were undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the High River offer documents omitted and/or misrepresented certain material information about the High River tender offers. The counterclaim sought a preliminary and permanent injunction against the continuation of the High River tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

The High River tender offer expired on October 6, 1995. The defendants believe that the action is moot and expect the matter to be dismissed shortly.

3) Robert Lewis vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action). The plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. The plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P as of August 4, 1995.

The plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert
A. McNeil, and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, amoung other things, (1) failing to attempt to sell the properties owned by the Funds (the "Properties") and extending the lives of the Funds indefinitely, contrary to the Funds' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Funds have positive cash flows and substantial cash balances, and
(4) failing to take steps to create an auction market for Fund equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Funds. The plaintiff also claims that the Defendants have breached the partnership agreements by failing to take steps to liquidate the Properties and by their alteration of the Funds' primary purposes, their acts in contravention of these agreements, and their use of the Fund assets for their own benefit instead of for the benefit of the Funds.

The Defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, et al, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint), United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint). These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine limited partnerships that are named as Nominal Defendants as listed above (the "Nine Funds").

The plaintiffs allege that defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four of their senior officers and/or directors have breached their fiduciary duties. Specifically, the plaintiffs allege that the defendants have caused the Nine Funds to enter into several wasteful transactions that have no business purpose or benefit to the Nine Funds and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. The plaintiffs also allege that the defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. The plaintiffs further allege that the defendants have acted to advance their own personal interests at the expense of the Nine Funds' public unit holders by failing to sell partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

The defendants deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend these actions.

5) Alfred Napoletano vs. McNeil Partners,  L.P., McNeil Investors,  Inc., Robert
A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint).

The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (the "Funds"). The plaintiff alleges that the defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Funds, (3) managing the Funds so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint).

The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the Funds referenced above. The plaintiff alleges that the defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Funds, (3) managing the Funds so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Funds excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Funds and to transfer the tendered units of interest in the Funds to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Funds; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Funds; and attorneys' fees.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.       OTHER INFORMATION
------        -----------------

As previously disclosed, on an unsolicited basis, High River, a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 18,000 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $150.00 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, L.P., McNeil Investors, Inc., and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners, L.P. terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 15,072 limited partnership units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners, L.P. announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

         4.1                        Amendment No. 1 to the Amended and Restated  Limited  Partnership  Agreement of
                                    McNeil Real Estate Fund XXIV, L.P. dated June 1995  (incorporated  by reference to the  Quarterly  Report of the  registrant  on Form 10-Q for the period ended
                                    June 30,1995, as filed on August 14, 1995).

         11.                        Statement   regarding   computation  of  NetIncome per Limited Partnership Unit:
                                    Net income  per  limited   partnership  unit is computed by dividing net income
                                    allocated to the  limited   partners  by  the  number  of limited  partnership
                                    units outstanding.  Per unit  information has been computed based on 40,000 limited partnership units outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXIV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       November 13, 1995                           By:  /s/  Donald K. Reed
----------------------------------                      ----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       November 13, 1995                           By:  /s/  Robert C. Irvine
----------------------------------                      ----------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       November 13, 1995                           By:  /s/  Carol A. Fahs
----------------------------------                     -----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

