Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1996-04-01
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 December 31, 1995
                                -----------------------------------------------

                                                        OR

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14267


                       McNEIL REAL ESTATE FUND XXIV, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                            74-2339537
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code       (214)  448-5800
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership
- ----------------------------------------------------------   units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant's 40,000 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.


Documents Incorporated by Reference:     See Item 14, Page 39

                                TOTAL OF 40 PAGES

                                     PART I

ITEM 1.      BUSINESS
- ------       --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XXIV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners, Ltd., was organized on October 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On January 8, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-93979) and commenced a public offering for sale of $40,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 15, 1985 with 40,000 Units sold at $1,000 each, or gross proceeds of $40,000,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14267).

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXIV, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992 meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $43,193, (i) the right to receive payment on the advances owing from the Partnership to Southmark and its affiliates in the amount of $642,581, and (ii) the general partner interest of the Original General Partner. None of the Units are owned by the General Partner or its affiliates.

CURRENT OPERATIONS
- ------------------

General:

The Partnership is engaged in the ownership, operation and management of residential and retail real estate. At December 31, 1995, the Partnership owned seven income-producing properties as described in Item 2 - Properties. Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 30% of the total Partnership rental revenue in 1995, 1994 and 1993.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at each of the Partnership's properties.

Other information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. The liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $150 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 5.28% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.    PROPERTIES
- ------     ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Southpointe Plaza Shopping Center, which is subject to a first lien deed of trust as set forth more fully in Item 8
- - Note 5 - "Mortgage Note Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                             1995             Date
Property              Description           of Property           Debt         Property Taxes     Acquired
- --------              -----------           -----------        ----------         -------         --------
Island Plaza          Retail Center
Ft. Myers, FL         60,076 sq. ft.       $ 2,035,574        $         -        $ 45,905           4/85

Pine Hills            Apartments
Livingston, TX        128 units              2,718,632                  -          38,996          10/85

Riverbay Plaza        Retail Center
Riverview, FL         73,065 sq. ft.         3,714,454                  -          67,105           4/85

Sleepy Hollow         Apartments
Cleveland, TX         112 units              2,856,648                  -          55,992           8/85

Southpointe Plaza     Retail Center
Sacramento, CA        83,506 sq. ft.         7,325,359          5,538,527          92,846          11/85

Springwood Plaza      Retail Center
Dellwood, MO          88,323 sq. ft.         2,634,187                  -          66,170           9/85

Towne Center          Retail Center
Derby, KS             94,320 sq. ft.         1,531,502                  -          35,555           7/85
                                            ----------         ----------         -------
                                           $22,816,356        $ 5,538,527        $402,569
                                            ==========         ==========         =======

- ---------------------------------------
Total:    Apartments  -  240 units
          Retail Centers - 394,229 sq. ft.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:


                                        1995            1994           1993           1992            1991
                                       ------          ------         ------         ------          ------
Island Plaza
   Occupancy Rate............             79%             80%            84%            79%             83%
   Rent Per Square Foot......          $ 6.20          $ 7.09         $ 7.56         $ 7.42          $ 6.55

Pine Hills
   Occupancy Rate............             99%             99%            98%            99%             91%
   Rent Per Square Foot......          $ 6.76          $ 6.44         $ 6.06         $ 5.57          $ 5.08

Riverbay Plaza
   Occupancy Rate............             94%             92%            88%            89%             89%
   Rent Per Square Foot......          $ 6.85          $ 8.55         $ 7.03         $ 6.85          $ 4.89

Sleepy Hollow
   Occupancy Rate............            100%             99%            95%            98%             97%
   Rent Per Square Foot......          $ 7.32          $ 6.91         $ 6.76         $ 6.58          $ 6.07

Southpointe Plaza
   Occupancy Rate............             97%             90%            86%            98%             98%
   Rent Per Square Foot......          $14.18          $14.35         $13.41         $16.24          $14.81

Springwood Plaza
   Occupancy Rate............             80%             72%            80%            82%             90%
   Rent Per Square Foot......          $ 4.49          $ 4.59         $ 4.96         $ 6.52          $ 6.30

Towne Center
   Occupancy Rate............            100%            100%            53%            51%             48%
   Rent Per Square Foot......          $ 3.59          $ 3.21         $ 2.93         $ 2.73          $ 2.45


Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.


Competitive conditions:

Island Plaza
- ------------

Island Plaza is a 60,076 square foot, single-story retail strip shopping center located near a major intersection of a suburban market in Ft. Myers, Florida. The property is set back from its frontage road behind three out parcels. The center is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers have recently been developed within the area which have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the anchor tenant at Island Plaza has filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease resulting in a reduction in rent. Additionally, road construction completed during 1995 has moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events have caused a decline in anticipated future cash flows that are considered to be a permanent impairment; accordingly, the Partnership recorded a write-down for permanent impairment of $1,500,085 during the fourth quarter of 1995.

Pine Hills
- ----------

Pine Hills is a two-story class "A" apartment community located in the small town of Livingston, approximately 60 miles north of Houston, Texas. There is no class "A" competition within the area at present. If a vacant wooded lot in front of the property is developed, it could block the view of the property. However, development has not begun and is somewhat in question. The Partnership projects one rental rate increase in 1996 and expects to maintain occupancy in the high 90% range.

Riverbay Plaza
- --------------

Riverbay Plaza is a single-story retail shopping center located at the busiest intersection of a rural area near Riverview, Florida. It is anchored by a grocery store and a drugstore and there are two out parcels in front of the center that draw customers to the center. Currently, there is only one competing shopping center in the area which is not as well maintained as Riverbay Plaza. Building improvements were made in 1995 to enhance marketability and aid retention. The Partnership expects to maintain occupancy in the low 90% range.

Sleepy Hollow
- -------------

Sleepy Hollow is a two-story class "A" apartment community located in the small town of Cleveland, approximately 30 miles north of Houston, Texas. There is no class "A" competition within the area at present. Although exterior renovations completed in 1995 have made a neighboring apartment community more competitive than Sleepy Hollow, the Partnership expects to maintain occupancy in the mid 90% range in 1996.

Southpointe Plaza
- -----------------

Southpointe Plaza is a retail strip shopping center located in the southern quadrant of Sacramento, California. The declining economic conditions in the area have resulted in increased criminal activity. The property is easily accessible and highly visible from the highway. Southpointe Plaza is aesthetically superior to its immediate competitors. The center has strong anchor tenants which, while doing well, seem to be destination stores and do not generate a lot of foot traffic for the center. Management is currently restructuring the tenant mix to accommodate changing demographics and appeal to value consciousness. The Partnership anticipates maintaining occupancy in 1996 and reducing concessions to tenants.

Springwood Plaza
- ----------------

Springwood Plaza is a multi-leveled strip shopping center located in a suburb of St. Louis, Missouri. The center is anchored by a popular local grocery chain and contains fifteen other retail spaces. The area surrounding the property has been in a slow state of decline for the past few years. Occupancy, which had declined in 1994, increased in 1995 due to capital improvements made to improve the appearance of the center. Most of the comparable properties in the area are superior to Springwood Plaza. However, with continued attention to the appearance of the property and rental rates lower than the newer centers in the area, management expects to increase occupancy in 1996.

Towne Center
- ------------

Towne Center is a retail strip shopping center located in a suburb 10 miles south of Wichita, Kansas. The property is one of five strip shopping centers located in Derby, and it is by far the largest. The property is in good physical condition; however, a new retail center is being developed approximately two miles from Towne Center that could affect the center's performance.

In 1994, the center became 100% occupied due to the leasing of a large space that had been vacant for several years. The lease on this space expires in 1997 as does the lease for the center's grocery store anchor tenant.
The Partnership expects to maintain occupancy in the high 90% range in 1996.


The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:


                                   Number of                             Annual             % of Gross
                                  Expirations         Square Feet         Rent              Annual Rent
                                  -----------         -----------      ---------            -----------
Island Plaza
- ------------
1996                                   2                 2,117        $   17,132                    5%
1997                                   2                 3,967            31,756                    9%
1998                                   4                 6,819            59,734                   17%
1999                                   2                 3,415            26,264                    7%
2000                                   -                     -                 -                    -
2001                                   -                     -                 -                    -
2002                                   -                     -                 -                    -
2003                                   -                     -                 -                    -
2004                                   1                30,800           153,996                   43%
2005                                   -                     -                 -                    -

Riverbay Plaza
- --------------
1996                                   1                   755        $    7,550                    2%
1997                                   4                 4,959            34,403                    7%
1998                                   2                 1,950            15,788                    3%
1999                                   1                 1,800            16,200                    3%
2000                                   2                 6,593            44,888                    9%
2001                                   -                     -                 -                    -
2002                                   -                     -                 -                    -
2003                                   -                     -                 -                    -
2004                                   1                40,297           236,250                   49%
2005                                   -                     -                 -                    -

Southpointe Plaza
- -----------------
1996                                   1                 1,100        $   21,399                    2%
1997                                   7                12,665           180,536                   17%
1998                                   2                 5,843            76,099                    7%
1999                                   1                 1,588            22,867                    2%
2000                                   2                 3,872            45,398                    4%
2001                                   -                     -                 -                    -
2002                                   3                17,206           206,340                   20%
2003                                   2                19,848           213,614                   20%
2004                                   1                 5,220            75,168                    7%
2005                                   -                     -                 -                    -

Springwood Plaza
- ----------------
1996                                   4                 8,192        $   63,808                   14%
1997                                   1                 1,937            15,670                    3%
1998                                   1                 2,000            10,000                    2%
1999                                   2                49,060           235,193                   52%
2000                                   2                 4,316            22,064                    5%
Thereafter                             -                     -                 -                    -

Towne Center
- ------------
1996                                   5                10,747        $   60,774                   20%
1997                                   8                75,986           187,282                   64%
1998                                   1                 2,120            10,600                    4%
1999                                   3                 4,808            34,662                   12%
Thereafter                             -                     -                 -                    -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                        Square Footage                                              Lease
   Use                              Leased                       Annual Rent              Expiration
- ---------                       --------------                   -----------              ----------
Island Plaza

Grocery Store                       30,800                        $ 153,996                  2004

Riverbay Plaza

Grocery Store                       40,297                        $ 236,250                  2004
Drugstore                                                           101,250                  2042

Southpointe Plaza

Sporting Goods                      10,000                        $  50,000                  2002
Toy Store                           14,850                          126,225                  2003

Springwood Plaza

Grocery Store                       46,558                        $ 217,679                  1999

Towne Center

Home Furnishings                    40,034                        $  44,838                  1997
Grocery Store                       22,660                           61,616                  1997

ITEM 3.      LEGAL PROCEEDINGS
- ------       -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

4) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 4, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 4, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 5, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

6)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 7, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Henry Lim, Charles Chen, Paul Van dba Shangri-La Restaurant & Bar, Robert Narayan and Jackie Kim v. McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. ("McREMI") et al. This was a complaint for breach of contract, breach of covenant to extend term of lease, intentional and negligent interference with respective economic relationships, civil rights violations, intentional and negligent misrepresentation, injurious false suit and negligent and intentional infliction of emotional distress brought by former tenants of the Southpointe Plaza Shopping Center, based on a purported claim that both the Partnership and McREMI orally promised to agree to extend the lease and approve an assignment of lease from three of the plaintiffs to two of the other plaintiffs for a restaurant and bar. On April 10, 1995, a settlement was reached such that the Partnership agreed to pay the first three plaintiffs $42,500, of which $20,000 was paid by the Partnership's insurance carrier. The remaining two plaintiffs are free to continue to pursue their action, however, they would only be able to prove damages up to $1,500.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
- ------   ------------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)     Title of Class                             Number of Record Unit Holders
        --------------                             -----------------------------

        Limited partnership units                  3,450 as of February 16, 1996

(C) No distributions were paid to the partners in 1995 or 1994. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
- ------   -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

                                                                Years Ended December 31,
Statements of                          -----------------------------------------------------------------------
Operations                                1995            1994            1993           1992           1991
- ------------------                     ----------       ---------      ---------      ---------     ----------
Rental revenue...............         $ 4,058,503      $4,127,396     $3,903,950     $4,174,958    $ 3,737,718
Write-down for permanent
  impairment of real estate..          (1,500,085)             -              -               -     (1,192,000)
Loss before extraordinary
  items                                (1,694,787)       (65,511)        (30,846)      (260,259)    (1,357,270)
Extraordinary items..........                   -              -               -         51,510      1,281,009
Net loss.....................          (1,694,787)       (65,511)        (30,846)      (208,749)       (76,261)


Net loss per limited
  partnership unit:
  Loss before extraordinary
  items                               $    (41.95)     $    (1.62)    $     (.76)    $    (6.44)   $    (33.59)
  Extraordinary items........                   -               -              -           1.27          31.70
                                       ----------       ---------      ---------      ---------     ----------
  Net loss...................         $    (41.95)     $    (1.62)    $     (.76)    $    (5.17)   $     (1.89)
                                       ==========       =========      =========      =========     ==========

Distributions per limited
  partnership unit                    $         -      $        -     $        -     $        -    $      7.08
                                       ==========       =========      =========      =========     ==========



                                                                  As of December 31,
                                       -----------------------------------------------------------------------
Balance Sheets                            1995           1994            1993           1992           1991
- --------------                         ----------     ----------      ----------     ----------     ----------
Real estate investments, net...       $22,816,356    $25,251,693     $25,836,338    $26,303,508    $27,146,117
Total assets...................        25,912,389     27,674,971      28,067,428     28,453,312     29,218,226
Mortgage note payable..........         5,538,527      5,660,558       5,874,740      6,126,404      6,295,171
Partners' equity...............        19,339,303     21,034,090      21,099,601     21,130,447     21,339,196



ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of seven properties, the Partnership has operated its properties for production of income.

Island Plaza, a 60,076 square foot single-story strip shopping center, is located in Fort Myers, Florida. It is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers have recently been developed within the area which have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the anchor tenant at Island Plaza has filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease resulting in a reduction in rent. Additionally, road construction completed during 1995 has moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events have caused a decline in anticipated future cash flows that are considered to be a permanent impairment; accordingly, the Partnership recorded a write-down for permanent impairment of $1,500,085 during the fourth quarter of 1995.

RESULTS OF OPERATIONS
- ---------------------


1995 compared to 1994

Revenue:

Total Partnership revenues increased by $18,582 in 1995 as compared to 1994. The increase was primarily due to a refund of property taxes and an increase in interest income, partially offset by a decrease in rental revenue, as discussed below.

Rental revenue decreased by $68,893 in 1995 in relation to 1994. Rental revenue decreased by approximately $81,000 at Riverbay Plaza Shopping Center, mainly due to the property receiving approximately $58,000 for land condemned by the county in 1994. In addition, there was a decrease in property taxes billed to tenants in 1995 due to a decrease in the assessed taxable value of the property by taxing authorities. Rental revenue also decreased by approximately $53,000 at Island Plaza Shopping Center as a result of a reduction in rent charged to the center's main anchor tenant due to financial difficulties experienced by the tenant. These decreases were partially offset by increases in rental revenue of approximately $31,000 and $33,000 at Pine Hills and Sleepy Hollow apartments, respectively, due to an increase in rental rates in 1995. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income increased by $52,333 in 1995 as compared to 1994, primarily due to a greater amount of cash available for short-term investment. The partnership held approximately $2.4 million of cash and cash equivalents at December 31, 1995, as compared to $1.7 million at December 31, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

In 1995, the Partnership received $35,142 in refunds of prior years' property taxes for Riverbay Plaza, Southpointe Plaza and Springwood Plaza shopping centers. No such refunds were received in 1994.

Expenses:

Total Partnership expenses in 1995 increased by $1,647,858 as compared to 1994, primarily due to a write-down for permanent impairment of real estate and an increase in general and administrative expenses, as discussed below.

Interest expense increased $52,901 in 1995 in relation to 1994. The increase was primarily due to an increase in the adjustable interest rate on the Southpointe Plaza mortgage note payable.

Depreciation and amortization expense increased by $76,508 in 1995 compared to 1994 due to the addition of depreciable capital improvements.

Property taxes decreased by $72,242 in 1995 as compared to the prior year. The decrease was primarily attributable to a decrease in the assessed taxable value of Riverbay Plaza, Southpointe Plaza and Springwood Plaza shopping centers by taxing authorities as a result of an appeal filed by the Partnership on behalf of the properties.

Other property expenses decreased by $64,217 in 1995 as compared to 1994. The decrease was mainly due to a decrease in bad debt expense at Southpointe Plaza and Springwood Plaza in 1995. In addition, there was a higher amount of legal fees incurred at Riverbay Plaza in 1994 concerning their sewage treatment system. Leasing commissions recognized in 1995 were less than in 1994 at Southpointe Plaza, due to a tenant vacating their space early in 1994.

General and administrative expenses increased by $142,903 in 1995 in relation to 1994. The increase was mainly due to approximately $122,000 in legal fees in 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business and Item 3 - Legal Proceedings. In addition, the Partnership paid $22,500 to settle a lawsuit involving a former tenant's lease as discussed in Item 3 - Legal Proceedings.

In 1995, the Partnership recorded a $1,500,085 write-down for permanent impairment of Island Plaza Shopping Center. No such write-down was recorded in 1994.

1994 compared to 1993

Revenue:

Total Partnership revenues increased by $135,263 in 1994 as compared to 1993. The increase was primarily due to an increase in rental revenue, partially offset by the recognition of a gain on involuntary conversion in 1993 as discussed below.

Rental revenue increased by $223,446 in 1994 in relation to 1993. Rental revenue increased by approximately $103,000, $78,000 and $26,000 at Riverbay Plaza, Southpointe Plaza and Towne Center shopping centers, respectively. These increases were mainly due to increased occupancy and an increase in common area maintenance costs billed to tenants. Rental revenue also increased by approximately $37,000 and $13,000 at Pine Hills and Sleepy Hollow apartments, respectively, due to an increase in occupancy and an increase in rental rates in 1994. These increases were partially offset by decreases in rental revenue at Springwood Plaza and Island Plaza of approximately $33,000 and $28,000, respectively. Rental revenue decreased at these two shopping centers due to decreased occupancy and a decline in rental rates. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income increased by $27,596 in 1994 as compared to 1993, primarily due to a greater amount of cash available for short-term investment. The Partnership held approximately $1.7 million of cash and cash equivalents at December 31, 1994 as compared to $1.4 million at December 31, 1993. In addition, there was a slight increase in interest rates earned on invested cash in 1994.

The Partnership recognized a $115,778 gain on involuntary conversion in 1993, which relates to hail damage that occurred at Towne Center Shopping Center in 1992. No such gain was recorded in 1994.

Expenses:

Total Partnership expenses increased by $169,928 in 1994 as compared to 1993. The increase was primarily due to an increase in repairs and maintenance expense in 1994 as discussed below.

Interest expense in 1994 decreased by $23,448 in relation to the prior year. The decrease was primarily due to a decrease in the adjustable interest rate on the Southpointe Plaza mortgage note payable.

Property taxes increased by $28,765 in 1994 as compared to the prior year. The increase was primarily attributable to an increase in the appraised taxable value of Riverbay Plaza Shopping Center by taxing authorities.

Repairs and maintenance expense increased by $77,038 in 1994 as compared to the prior year. The increase was mainly due to a greater amount of termite exterminating at Pine Hills and Sleepy Hollow Apartments in 1994. In addition, there was an increase in security services at Southpointe Plaza Shopping Center as a result of the increased crime rate in the area and the high incidence of graffiti at the property. Additional landscape work was also performed at Southpointe Plaza in 1994 in an effort to improve the attractiveness of the property.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,215,207 of cash through operating activities in 1995 as compared to $1,205,005 in 1994 and $1,065,891 in 1993. The majority of the increase in 1995 and 1994 in relation to 1993 was attributable to an increase in cash received from tenants due to an increase in rental revenue, as previously discussed.

In 1993, the Partnership received $115,779 of net insurance proceeds for hail damage suffered at Towne Center Shopping Center in 1992. The Partnership spent $432,154, $706,253 and $534,621 on capital additions to its real estate investments in 1995, 1994 and 1993, respectively. The increase in expenditures in 1994 in relation to 1995 and 1993 was primarily due to the modification of the sewage treatment system at Riverbay Plaza in 1994. The Partnership also paid $224,829 for two parcels of land in front of Island Plaza Shopping Center in 1993.

The Partnership made a total of $122,031, $214,182 and $251,664 in principal payments on the Southpointe Plaza mortgage loan in 1995, 1994 and 1993, respectively. The interest rate on this loan varies monthly as more fully discussed in Item 8 - Note 5 - "Mortgage Note Payable." Under the terms of the mortgage note agreement, the total payment on the loan was adjusted by the lender in 1994 and again in 1995, resulting in a decrease in the amount of principal payments made on the loan in 1994 and 1995. In 1993 the Partnership paid $62,384 in fees in order to obtain the lender's consent to the 1992 restructuring of the Partnership.

Short-term liquidity:

At December 31, 1995, the Partnership held cash and cash equivalents of $2,381,183. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. The Partnership has budgeted $431,000 for necessary capital improvements for all properties in 1996, which are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

In March 1996, the Partnership distributed $375,000 to the limited partners.

Additional efforts to maintain and improve partnership liquidity have included continued attention to property management activities. The objective has been to obtain maximum occupancy rates while holding expenses to levels necessary to maximize cash flows. The Partnership has made capital expenditures on its properties where improvements were expected to increase the competitiveness and marketability of the properties.

Long-term liquidity:

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------       -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       17

   Balance Sheets at December 31, 1995 and 1994...................................                       18

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       19

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1995.......................................                       20

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       21

   Notes to Financial Statements..................................................                       23

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization ...........................................                       31






















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIV, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIV, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 6, 1996

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                            ------------------------------
                                                                               1995                1994
                                                                            ----------          ----------

ASSETS
- ------
Real estate investments:
   Land.....................................................               $ 6,781,836         $ 7,039,867
   Buildings and improvements...............................                28,462,935          29,272,835
                                                                            ----------          ----------
                                                                            35,244,771          36,312,702
   Less:  Accumulated depreciation and amortization.........               (12,428,415)        (11,061,009)
                                                                            ----------          ----------
                                                                            22,816,356          25,251,693

Cash and cash equivalents ..................................                 2,381,183           1,720,161
Cash segregated for security deposits.......................                    94,780              85,851
Accounts receivable, net of allowance for doubtful
   accounts of $0 and $77,044 at December 31, 1995
   and 1994 respectively....................................                   433,580             401,525
Prepaid expenses and other assets, net......................                   186,490             215,741
                                                                            ----------          ----------
                                                                           $25,912,389         $27,674,971
                                                                            ==========          ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- -----------------------------------------

Mortgage note payable.......................................               $ 5,538,527         $ 5,660,558
Accounts payable and accrued expenses.......................                   229,628             194,613
Payable to affiliates - General Partner.....................                    59,527              38,716
Advances from affiliates....................................                   642,581             642,581
Deferred gain...............................................                         -              17,000
Security deposits and deferred rental revenue...............                   102,823              87,413
                                                                            ----------          ----------
                                                                             6,573,086           6,640,881
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at
     December 31, 1995 and 1994.............................                19,362,083          21,039,922
   General Partner..........................................                   (22,780)             (5,832)
                                                                            ----------          ----------
                                                                            19,339,303          21,034,090
                                                                            ----------          ----------
                                                                           $25,912,389         $27,674,971
                                                                            ==========          ==========














                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Revenue:
   Rental revenue..........................           $ 4,058,503        $ 4,127,396        $ 3,903,950
   Interest................................               123,838             71,505             43,909
   Gain on involuntary conversion..........                     -                  -            115,779
   Property tax refund.....................                35,142                  -                  -
                                                       ----------         ----------         ----------
     Total revenue.........................             4,217,483          4,198,901          4,063,638
                                                       ----------         ----------         ----------

Expenses:
   Interest................................               433,768            380,867            404,315
   Depreciation and amortization...........             1,367,406          1,290,898          1,226,620
   Property taxes..........................               402,569            474,811            446,046
   Personnel costs.........................               284,238            274,229            267,179
   Repairs and maintenance.................               421,102            451,727            374,689
   Property management fees -
     affiliates............................               232,136            235,662            225,254
   Utilities...............................               201,597            207,398            211,611
   Other property operating expenses.......               205,556            269,773            271,656
   General and administrative..............               213,635             70,732             70,016
   General and administrative -
     affiliates............................               650,178            608,315            597,098
   Write-down for permanent
     impairment of real estate.............             1,500,085                  -                  -
                                                       ----------         ----------         ----------
     Total expenses........................             5,912,270          4,264,412          4,094,484
                                                       ----------         ----------         ----------

Net loss...................................           $(1,694,787)       $   (65,511)       $   (30,846)
                                                       ==========         ==========         ==========

Net loss allocable to limited partners.....           $(1,677,839)       $   (64,856)       $   (30,538)
Net loss allocable to General
   Partner.................................               (16,948)              (655)              (308)
                                                       ----------         ----------         ----------
Net loss...................................           $(1,694,787)       $   (65,511)       $   (30,846)
                                                       ==========         ==========         ==========


Net loss per limited partnership unit......           $    (41.95)       $     (1.62)       $      (.76)
                                                       ==========         ==========         ==========
















                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                     Total
                                                        General               Limited                Partners'
                                                        Partner               Partners               Equity
                                                        -------              ----------            ----------
Balance at December 31, 1992..............            $  (4,869)            $21,135,316           $21,130,447

Net loss..................................                 (308)                (30,538)              (30,846)
                                                       --------              ----------            ----------

Balance at December 31, 1993..............               (5,177)             21,104,778            21,099,601

Net loss..................................                 (655)                (64,856)              (65,511)
                                                      ---------              ----------            ----------

Balance at December 31, 1994..............               (5,832)             21,039,922            21,034,090

Net loss..................................              (16,948)             (1,677,839)           (1,694,787)
                                                      ---------              ----------            ----------

Balance at December 31, 1995..............           $  (22,780)            $19,362,083           $19,339,303
                                                      =========              ==========            ==========





























                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............           $ 4,050,223        $ 4,140,189        $ 3,902,150
   Cash paid to suppliers..................            (1,323,776)        (1,258,002)        (1,267,327)
   Cash paid to affiliates.................              (861,503)          (838,624)          (851,637)
   Interest received.......................               123,838             71,505             43,909
   Interest paid...........................              (399,056)          (349,155)          (389,403)
   Property taxes paid.....................              (409,661)          (560,908)          (371,801)
   Property tax refund.....................                35,142                  -                  -
                                                       ----------         ----------         ----------
Net cash provided by operating
   activities..............................             1,215,207          1,205,005          1,065,891
                                                       ----------         ----------         ----------

Cash flows from investing activities:
   Net proceeds received from
     insurance company.....................                     -                  -            115,779
   Additions to real estate
     investments...........................              (432,154)          (706,253)          (534,621)
   Purchase of land........................                     -                  -           (224,829)
                                                       ----------         ----------         ----------
Net cash used in investing activities......              (432,154)          (706,253)          (643,671)
                                                       ----------         ----------         ----------

Cash flows from financing activities:
   Deferred borrowing costs paid...........                     -                  -            (62,384)
   Principal payments on mortgage
     note payable..........................              (122,031)          (214,182)          (251,664)
                                                       ----------         ----------         ----------
Net cash used in financing activities......              (122,031)          (214,182)          (314,048)
                                                       ----------         ----------         ----------

Net increase in cash and
   cash equivalents........................               661,022            284,570            108,172

Cash and cash equivalents at
   beginning of year.......................             1,720,161          1,435,591          1,327,419
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
   of year.................................           $ 2,381,183        $ 1,720,161        $ 1,435,591
                                                       ==========         ==========         ==========

See discussion of noncash investing and financing activities in Note 6 - "Gain on Involuntary Conversion/Deferred Gain."







                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                           1995               1994               1993
                                                        ----------         ---------          ---------
Net loss...................................            $(1,694,787)       $  (65,511)        $  (30,846)
                                                        ----------         ---------          ---------

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization...........             1,367,406          1,290,898          1,226,620
   Amortization of deferred borrowing
     costs.................................                31,079             31,079             21,153
   Amortization of deferred gain...........               (17,000)           (20,400)           (20,400)
   Gain on involuntary conversion..........                     -                  -           (115,779)
   Write-down for permanent
     impairment of real estate.............             1,500,085                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits.                (8,929)            (2,083)            (4,536)
     Accounts receivable, net..............               (32,055)            41,443             25,659
     Prepaid expenses and other
       assets, net.........................                (1,828)            21,943            (60,982)
     Accounts payable and accrued
       expenses............................                35,015            (93,507)            52,959
     Payable to affiliates - General
       Partner.............................                20,811              5,353            (29,285)
     Security deposits and deferred
       rental revenue......................                15,410             (4,210)             1,328
                                                        ---------          ---------          ---------

         Total adjustments.................             2,909,994          1,270,516          1,096,737
                                                        ---------          ---------          ---------

Net cash provided by operating
   activities..............................            $1,215,207         $1,205,005         $1,065,891
                                                        =========          =========          =========
















                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------   -----------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XXIV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners, Ltd., was organized on October 19, 1984, as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. ( the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial properties. At December 31, 1995, the Partnership owned seven income-producing properties as described in Note 4 - "Real Estate Investments." Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 30% of the total Partnership rental revenue in 1995, 1994 and 1993.

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
- -----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
- ------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and are included in prepaid expenses and other assets on the Balance Sheets. Amortization is recorded using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
- --------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the life of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

The Amended Partnership Agreement generally provides that net income and net loss (other than net income arising from sales or refinancing) shall be allocated 1% to the General Partner and 99% to the limited partners.

For financial statement purposes, net income arising from sales or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partners' share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to properties still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994, and 1993 have been made in accordance with these provisions.

Distributions
- -------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed to the limited partners until the limited partners have received distributions of cash flow equal to 10% per annum cumulative on their Adjusted Invested Capital, as defined, and then 100% to the limited partners as a class. At the discretion of the General Partner, cash from sales or refinancing shall be distributed to limited partners: (first) in an amount which when added to prior distributions from all sources to such limited partners is equal to a cumulative preferred return of 10% per annum; and (second) to limited partners in an amount which when added to prior distributions of cash from sales and refinancing to such limited partners is equal to such limited partners' Original Invested Capital, as defined; and (third) to the limited partners on a per limited partnership unit ("Unit") basis.

In connection with a Terminating Disposition as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

No distributions were made to the partners in 1995, 1994 or 1993. The Partnership distributed $375,000 to the limited partners in March 1996.

Net Loss Per Limited Partnership Unit
- -------------------------------------

Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 40,000 Units outstanding in 1995, 1994 and 1993.

Reclassifications
- -----------------

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- ------   ----------------------------

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                 For the Years Ended December 31,
                                                          ---------------------------------------------
                                                           1995               1994               1993
                                                          -------            -------            -------
Property management fees...................              $232,136           $235,662           $225,254
Charged to general and administrative -
   affiliates:
   Partnership administration..............               310,258            291,507            285,788
   Asset management fee....................               339,920            316,808            311,310
                                                          -------            -------            -------
                                                         $882,314           $843,977           $822,352
                                                          =======            =======            =======

On June 25, 1993, the Partnership purchased two parcels of vacant land from McNeil. The parcels are located in front of Island Plaza Shopping Center and were purchased to ensure an unobstructed view of the shopping center from the road located in front of the property. The parcels were purchased for $224,829, the approximate market value and McNeil's basis in the parcels; accordingly, no gain or loss was recorded by McNeil on the transaction.

Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.


NOTE 3 - TAXABLE INCOME (LOSS)
- ------   --------------------

McNeil Real Estate Fund XXIV, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $5,490,840 in 1995, $4,043,975 in 1994 and $4,145,675 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
- ------   -----------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:


                                                                          Accumulated
                                                      Buildings and       Depreciation          Net Book
       1995                            Land           Improvements      and Amortization          Value
       ----                           -------          ----------         -----------          ----------
Island Plaza
   Ft. Myers, FL                   $  832,191         $ 3,100,907        $ (1,897,524)        $ 2,035,574
Pine Hills Apartments
   Livingston, TX                     605,145           3,698,238          (1,584,751)          2,718,632
Riverbay Plaza
   Riverview, FL                      294,546           5,666,314          (2,246,406)          3,714,454
Sleepy Hollow Apartments
   Cleveland, TX                      363,051           4,240,757          (1,747,160)          2,856,648
Southpointe Plaza
   Sacramento, CA                   3,540,531           6,320,334          (2,535,506)          7,325,359
Springwood Plaza
   Dellwood, MO                       784,767           3,282,809          (1,433,389)          2,634,187
Towne Center
   Derby, KS                          361,605           2,153,576            (983,679)          1,531,502
                                    ---------          ----------         -----------          ----------

                                   $6,781,836         $28,462,935        $(12,428,415)        $22,816,356
                                    =========          ==========         ===========          ==========


                                                                         Accumulated
                                                      Buildings and      Depreciation           Net Book
       1994                           Land            Improvements      and Amortization          Value
       ----                         ---------          ----------         -----------          ----------


Island Plaza                       $1,090,222         $ 4,333,785        $ (1,704,850)        $ 3,719,157
Pine Hills Apartments                 605,145           3,548,265          (1,401,506)          2,751,904
Riverbay Plaza                        294,546           5,609,169          (1,996,784)          3,906,931
Sleepy Hollow Apartments              363,051           4,190,842          (1,549,728)          3,004,165
Southpointe Plaza                   3,540,531           6,215,749          (2,242,634)          7,513,646
Springwood Plaza                      784,767           3,221,448          (1,280,691)          2,725,524
Towne Center                          361,605           2,153,577            (884,816)          1,630,366
                                    ---------          ----------          ----------          ----------
                                   $7,039,867         $29,272,835        $(11,061,009)        $25,251,693
                                    =========          ==========         ===========          ==========


Island Plaza, a 60,076 square foot single-story strip shopping center, is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers have recently been developed within the area which have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the anchor tenant at Island Plaza has filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease resulting in a reduction in rent. Additionally, road construction completed during 1995 has moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events have caused a decline in future cash flows that are considered to be a permanent impairment; accordingly, the Partnership recorded a write-down for permanent impairment of $1,500,085 during the fourth quarter of 1995.

In December 1995, wind and hail damage occurred at Pine Hills Apartments. Although $75,000 was received from the insurance carrier in February 1996, repairs to the property had not been completed as of March 1996. A determination as to the total cost of repairs cannot be made at this time.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1995 are as follows:

                  1996....................................        $ 2,260,000
                  1997....................................          2,059,000
                  1998....................................          1,656,000
                  1999....................................          1,474,000
                  2000....................................          1,209,000
                  Thereafter..............................          5,011,000
                                                                   ----------
                    Total                                         $13,669,000

Future minimum rents do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $444,862, $487,347 and $402,121 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 5 - MORTGAGE NOTE PAYABLE
- ------   ---------------------

The following sets forth the mortgage note payable of the Partnership, related to Southpointe Plaza Shopping Center, at December 31, 1995 and 1994. The mortgage note payable is secured by the related real estate investment.

                          Mortgage         Annual          Monthly                 December 31,
                            Lien          Interest        Payments/          -----------------------
Property                 Position (a)     Rate %(b)       Maturity              1995         1994
- --------                 ------------    ---------    -----------------      ---------     ---------
Southpointe Plaza        First            7.366        $42,281    4/97      $5,538,527    $5,660,558
                                                                             =========     =========


(a)    The debt is non-recourse to the Partnership.

(b) The interest rate varies monthly based on the monthly weighted average cost of savings, borrowings and advances by the Federal Home Loan Bank of San Francisco, with a minimum rate of 5% and a maximum interest rate of 13%. The rate listed above represents the interest rate in effect at December 31, 1995.

The mortgage encumbering Southpointe Plaza Shopping Center contains a provision which gave the lender the right to accelerate the mortgage debt as a result of the March 1992 restructuring of the Partnership. The Original General Partner requested that the lender consent to the restructuring, thereby waiving its right to accelerate the mortgage debt. In 1993, the Partnership paid approximately $62,000 in fees in order to obtain such consent from the lender. These fees were capitalized as deferred borrowing costs and are being amortized over the remaining term of the related mortgage note payable.

Scheduled principal maturities of the mortgage note payable under existing terms are as follows:

                  1996....................................      $  102,832
                  1997....................................       5,435,695
                                                                 ---------
                    Total                                       $5,538,527
                                                                 =========


The Partnership will attempt to obtain refinancing or extension of the mortgage note when it matures in 1997.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $5,170,000 at December 31, 1995.

NOTE 6 - GAIN ON INVOLUNTARY CONVERSION/DEFERRED GAIN
- ------   --------------------------------------------

In 1993, the Partnership received $168,544 in reimbursement from the insurance company for hail damage suffered at Towne Center Shopping Center in 1992. The Partnership recorded a $115,779 gain in 1993, which represents the amount by which the insurance reimbursement received exceeded the basis of the damaged property.

The Partnership also recorded a deferred gain relating to a tenant's early buy out of a lease. The balance of this deferred gain totaled $17,000 at December 31, 1994, and was recognized as rental revenue in 1995 as payments were received from the tenant.

NOTE 7 - LEGAL PROCEEDINGS
- ------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

4) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 4, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 4, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 5, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

6)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 7, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.


     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Henry Lim, Charles Chen, Paul Van dba Shangri-La Restaurant & Bar, Robert Narayan and Jackie Kim v. McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. ("McREMI") et al. This was a complaint for breach of contract, breach of covenant to extend term of lease, intentional and negligent interference with respective economic relationships, civil rights violations, intentional and negligent misrepresentation, injurious false suit and negligent and intentional infliction of emotional distress brought by former tenants of the Southpointe Plaza Shopping Center, based on a purported claim that both the Partnership and McREMI orally promised to agree to extend the lease and approve an assignment of lease from three of the plaintiffs to two of the other plaintiffs for a restaurant and bar. On April 10, 1995, a settlement was reached such that the Partnership agreed to pay the first three plaintiffs $42,500, of which $20,000 was paid by the Partnership's insurance carrier. The remaining two plaintiffs are free to continue to pursue their action, however, they would only be able to prove damages up to $1,500.

                       McNEIL REAL ESTATE FUND XXIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                        Initial Cost (b)            Cumulative           Costs
                                                  ---------------------------       Write-down       Capitalized
                               Related (b)                       Buildings and     and Permanent       Subsequent
Description                   Encumbrances          Land          Improvements      Impairment       To Acquisition
- -----------                    ----------         ---------       -----------       -----------        -----------
APARTMENTS:

Pine Hills
   Livingston, TX             $         -        $  605,145       $ 3,917,607      $   (692,000)      $  472,631

Sleepy Hollow
   Cleveland, TX                        -           363,051         4,010,076                -           230,681

RETAIL CENTERS:

Island Plaza
   fort Myers, FL                       -           865,393         4,165,635       (1,500,085)          402,155

Riverbay Plaza
   Riverview, FL                        -           294,546         4,736,097                -           930,217

Southpointe Plaza
   Sacramento, CA               5,538,527         3,540,531         5,776,653                -           543,681

Springwood Plaza
Dellwood, MO                            -           784,767         2,574,183                -           708,626

Towne Center
   Derby, KS                            -           361,605         2,359,900         (500,000)          293,676
                                ---------         ---------        ----------        ---------         ---------
                               $5,538,527        $6,815,038       $27,540,151      $(2,692,085)       $3,581,667
                                =========         =========        ==========       ==========         =========





















                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                                    Gross Amount at
                                           Which Carried at Close of Period
                                   -----------------------------------------------        Accumulated
                                                    Buildings and                         Depreciation
Description                          Land           Improvements         Total (a)      and Amortization
- -----------                        ---------         ----------         ----------       ------------
APARTMENTS:

Pine Hills
   Livingston, TX                 $  605,145        $ 3,698,238        $ 4,303,383      $ (1,584,751)

Sleepy Hollow
   Cleveland, TX                     363,051          4,240,757          4,603,808        (1,747,160)

RETAIL CENTERS

Island Plaza
   Fort Myers, FL                    832,191          3,100,907          3,933,098        (1,897,524)

Riverbay Plaza
   Riverview, FL                     294,546          5,666,314          5,960,860        (2,246,406)

Southpointe Plaza
   Sacramento, CA                  3,540,531          6,320,334          9,860,865        (2,535,506)

Springwood Plaza
   Dellwood, MO                      784,767          3,282,809          4,067,576        (1,433,389)

Towne Center
   Derby, KS                         361,605          2,153,576          2,515,181          (983,679)
                                   ---------         ----------         ----------        ----------
                                  $6,781,836        $28,462,935        $35,244,771      $(12,428,415)
                                   =========         ==========         ==========       ===========

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $38,075,103 and accumulated depreciation was $14,831,777 at December 31, 1995.

(b) The carrying values of Pine Hills Apartments and Towne Center Shopping Center were reduced by $692,000 and $500,000, respectively, in 1991. The carrying value of Island Plaza Shopping Center was reduced by $1,500,085 in 1995.












                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
- -----------                   ------------                --------              ------------
APARTMENTS:

Pine Hills
   Livingston, TX               1984                        10/85                   5-25

Sleepy Hollow
   Cleveland, TX                1983                        08/85                   5-25

RETAIL CENTERS

Island Plaza
   Fort Myers, FL               1985                        04/85                   5-25

Riverbay Plaza
   Riverview, FL                1983                        04/85                   5-25

Southpointe Plaza
   Sacramento, CA               1982-84                     11/85                   5-25

Springwood Plaza
Dellwood, MO                    1974                        09/85                   5-25

Towne Center
   Derby, KS                    1976                        07/85                   5-25



                       McNEIL REAL ESTATE FUND XXIV, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Real estate investments:

Balance at beginning of year...............           $36,312,702        $35,606,449        $34,846,999

Improvements...............................               432,154            706,253            534,621

Acquisition................................                     -                  -            224,829

Write-down for permanent impairment
   of real estate..........................            (1,500,085)                 -                  -
                                                       ----------         ----------         ----------

Balance at end of year.....................           $35,244,771        $36,312,702        $35,606,449
                                                       ==========         ==========         ==========


Accumulated depreciation and amortization:

Balance at beginning of year...............           $11,061,009        $ 9,770,111        $ 8,543,491

Depreciation...............................             1,367,406          1,290,898          1,226,620
                                                       ----------         ----------         ----------

Balance at end of year.....................           $12,428,415        $11,061,009        $ 9,770,111
                                                       ==========         ==========         ==========

                                    PART III

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------        ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------       --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
- -----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that, she was a commercial  real estate  associate with the Madison Company and,  earlier,  a commercial  sales/associate  and analyst with Marcus and Millichap in San Francisco.  In 1978,  Mrs.  McNeil
                                        established   Escrow  Training  Centers,   California's   first  accredited
                                        commercial  training  program for title  company  escrow  officers and real estate agents needing  college  credits to qualify for brokerage  licenses.
                                        She  began in real  estate  as  Manager  and  Marketing  Director  of Title
                                        Insurance  and  Trust  in Marin  County,  CA.  Mrs.  McNeil  serves  on the
                                        International Board of Directors of the Salk Institute.





                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
- -----------------              ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing $2 billion in asset value.  He was also Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice President and Chief
                                        Financial  Officer and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before his  promotion  to
                                        President  in  1982.  He was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.     EXECUTIVE COMPENSATION
- -------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------      --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 2,113 Units at February 29, 1996 (approximately 5.28% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.


(B) Security ownership of management.

       Neither the General Partner nor any of the officers or directors of its general partner own any limited partnership units.

(C) Change in control.

       None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $339,920 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $542,394 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- -------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits
        --------


        Exhibit
        Number                     Description
        -------                    -----------

        4. Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXIV, L.P. dated March 30, 1992 (incorporated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

        4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXIV, L.P. dated June 1995 (incorporated by reference to the Quarterly Report of the registrant on Form 10-Q dated June 30, 1995, as filed on August 14, 1995).

        10.1 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the registrant (incorporated by reference to the Annual Report of the registrant on Form 10-K dated December 31, 1993, as filed on March 30, 1994).

        10.2 Portfolio Services Agreement dated February 14, 1991, between Southmark Equity Partners, Ltd. and McNeil Real Estate Management, Inc.
                                   (1)

        10.3 Promissory Note dated March 23, 1987, between Southmark Equity Partners, Ltd. and Great Western Savings relating to Southpointe Plaza Shopping Center. (1)

        10.4 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc.
                                   (2)

        10.5 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. (2)

        11. Statement regarding computation of Net Income per Limited Partnership Unit (see Note 1 to Financial Statements).

              (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

              (2) Incorporated by reference to the Annual Report of the registrant on form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.


(B) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND XXIV, L.P.
                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert A. McNeil
- -------------------------------                         --------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 1, 1996                                      By:  /s/  Donald K. Reed
- -------------------------------                         --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- -------------------------------                         --------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Carol A. Fahs
- -------------------------------                         --------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
