Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1996-05-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended             March 31, 1996
                           -----------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267




                       MCNEIL REAL ESTATE FUND XXIV, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      California                                       74-2339537
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)



             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code    (214) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,949,645      $    6,781,836
   Buildings and improvements...............................                25,368,687          28,462,935
                                                                        --------------       -------------
                                                                            31,318,332          35,244,771
   Less:  Accumulated depreciation and amortization.........               (10,830,904)        (12,428,415)
                                                                        --------------       -------------
                                                                            20,487,428          22,816,356

   Assets held for sale                                                      2,002,549                   -

Cash and cash equivalents...................................                 2,256,322           2,381,183
Cash segregated for security deposits.......................                    96,556              94,780
Accounts receivable.........................................                   511,811             433,580
Prepaid expenses and other assets, net......................                   175,455             186,490
                                                                        --------------       -------------
                                                                       $    25,530,121      $   25,912,389
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable.......................................           $     5,513,274      $    5,538,527
Accounts payable and accrued expenses.......................                   129,002             229,628
Payable to affiliates - General Partner.....................                   132,225              59,527
Advances from affiliates....................................                   642,581             642,581
Security deposits and deferred rental revenue...............                   113,038             102,823
                                                                        --------------       -------------
                                                                             6,530,120           6,573,086
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1996 and December 31, 1995.............................                19,022,424          19,362,083
   General Partner..........................................                   (22,423)            (22,780)
                                                                        --------------       -------------
                                                                            19,000,001          19,339,303
                                                                        --------------       -------------
                                                                       $    25,530,121      $   25,912,389
                                                                        ==============       =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------
                                                                                 1996                1995
                                                                          ----------------------------------
Revenue
  Rental revenue...............................................            $    1,024,836     $      982,327
  Interest.....................................................                    31,760             25,452
  Gain on involuntary conversion...............................                    24,663                  -
  Property tax refund..........................................                    20,434                  -
                                                                            -------------      -------------
    Total revenue..............................................                 1,101,693          1,007,779
                                                                            -------------      -------------

Expenses:
  Interest.....................................................                   108,824            100,492
  Depreciation and amortization................................                   333,038            336,435
  Property taxes...............................................                   122,076            124,986
  Personnel costs..............................................                    71,976             84,996
  Utilities....................................................                    54,703             47,826
  Repairs and maintenance......................................                    90,919             95,335
  Property management fees -affiliates.........................                    54,340             53,028
  Other property operating expenses............................                    59,299             61,331
  General and administrative...................................                    23,455             20,159
  General and administrative - affiliates......................                   147,357            156,783
                                                                            -------------      -------------
    Total expenses.............................................                 1,065,987          1,081,371
                                                                            -------------      -------------

Net income (loss)..............................................            $       35,706     $      (73,592)
                                                                            =============      =============

Net income (loss) allocable to limited partners................            $       35,349     $      (72,856)
Net income (loss) allocable to General Partner.................                       357               (736)
                                                                            -------------     --------------
Net income (loss)..............................................            $       35,706     $      (73,592)
                                                                            =============      =============

Net income (loss) per limited partnership unit.................            $          .88     $        (1.82)
                                                                            =============      =============

Distributions per limited partnership unit.....................            $         9.38     $            -
                                                                            =============      =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1994..............       $       (5,832)         $   21,039,922        $   21,034,090

Net loss..................................                 (736)                (72,856)              (73,592)
                                                  --------------          --------------        --------------

Balance at March 31, 1995.................       $       (6,568)         $   20,967,066        $   20,960,498
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Distributions.............................                    -                (375,008)             (375,008)

Net income................................                  357                  35,349                35,706
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $      (22,423)         $   19,022,424        $   19,000,001
                                                  =============           =============         =============











The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         1996                    1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $        954,401         $       939,441
   Cash paid to suppliers............................                     (356,835)               (328,551)
   Cash paid to affiliates...........................                     (128,999)               (200,256)
   Interest received.................................                       31,760                  25,452
   Interest paid.....................................                     (101,591)                (90,996)
   Property taxes paid...............................                     (161,774)                (80,135)
   Property tax refund...............................                       20,434                       -
                                                                   ---------------          --------------
Net cash provided by operating activities............                      257,396                 264,955
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (56,996)                (55,554)
   Proceeds received from insurance company..........                       75,000                       -
                                                                   ---------------          --------------
Net cash provided by (used in) investing
   activities........................................                       18,004                 (55,554)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (25,253)                (46,132)
   Distributions paid................................                     (375,008)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (400,261)                (46,132)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (124,861)                163,269

Cash and cash equivalents at beginning of
   period............................................                    2,381,183               1,720,161
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,256,322         $     1,883,430
                                                                   ===============          ==============

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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                         1996                    1995
                                                                  ----------------        -----------------

Net income (loss)....................................             $         35,706        $        (73,592)
                                                                   ---------------         ----------------

Adjustments to  reconcile  net income  (loss)
   to net cash  provided by operating activities:
   Gain on involuntary conversion....................                      (24,663)                      -
   Depreciation and amortization.....................                      333,038                 336,435
   Amortization of deferred borrowing costs..........                        7,770                   7,770
   Amortization of deferred gain.....................                            -                  (5,100)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,776)                  3,054
     Accounts receivable, net........................                      (78,231)                (39,464)
     Prepaid expenses and other assets, net..........                        3,265                   9,646
     Accounts payable and accrued expenses...........                     (100,626)                 15,317
     Payable to affiliates - General Partner.........                       72,698                   9,555
     Security deposits and deferred rental
       income........................................                       10,215                   1,334
                                                                   ---------------          --------------

       Total adjustments.............................                      221,690                 338,547
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        257,396         $       264,955
                                                                   ===============          ==============









The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXIV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 4.
- -------

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $94,323 were outstanding at March 31, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------

Property management fees.............................             $         54,340         $        53,028
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       65,001                  78,680
   Asset management fee..............................                       82,356                  78,103
                                                                   ---------------          --------------
                                                                  $        201,697         $       209,811
                                                                   ===============          ==============


Payable to affiliates - General Partner at March 31, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
- -------

In December 1995, wind and hail damage occurred at Pine Hills Apartments. $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 6.
- -------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

NOTE 7.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza is currently classified as an asset held for sale, no depreciation will be taken effective April 1, 1996.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first three months of 1996 of $35,706 as compared to a net loss of $73,592 for the first three months of 1995. Revenues were $1,101,693 in 1996, up from $1,007,779 for the same period in 1995. Expenses decreased to $1,065,987 in 1996, from $1,081,371 in 1995.

Net cash provided by operating activities was $257,396 for the first three months of 1996, comparable to the $264,955 provided during the first three months of 1995. After principal payments on the Partnership's mortgage note payable of $25,253, capital improvements of $56,996, distributions of $375,008 to the limited partners, and $75,000 received from the insurance company for damaged assets, cash and cash equivalents decreased by $124,861 for the quarter ended March 31, 1996.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue increased by $93,914 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was primarily due to an increase in rental revenue as well as the recognition of a gain on involuntary conversion and a property tax refund in 1996, as discussed below.

Rental revenue increased by $42,509 for three months ended March 31, 1996 in relation to the respective period in 1995. The increase was mainly due to an increase in rental rates at River Bay Shopping Center.

Interest income increased by $6,308 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was mainly due to an increase in interest rates earned on invested cash in the first quarter of 1996.

A gain of involuntary conversion of $24,663 was recognized in the first quarter of 1996 relating to wind and hail damage at Pine Hills Apartments (see Note 5). No such income was recorded in the first quarter of 1995.

The Partnership received a $20,434 refund of prior years' property taxes for Towne Center as a result of an appeal filed on behalf of the property. No such tax refund was received during the same period in 1995.

Expenses:

Total expenses decreased by $15,384 for the first three months of 1996 as compared to the same period in 1995. The decrease was primarily the result of a decrease in personnel costs and utilities as discussed below.

Personnel costs decreased $13,020 in the first quarter of 1996 as compared to the same period in 1995. The decrease was mainly due to a refund of prior years' worker's compensation insurance at Pine Hills Apartments and Sleepy Hollow Apartments in 1996. No such refund was received in the first quarter of 1995.

Utilities increased by $6,877 for the first quarter of 1996 as compared to the same quarter in 1995. The increase was mainly due to an increase of utility rates at Southpointe Plaza Shopping Center.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $257,396 of cash in the first three months of 1996 as compared to $264,955 for the same period in 1995.

The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments (see Note 5).

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $25,253 and $46,132 in the first three months of 1996 and 1995, respectively. Under the terms of the mortgage note agreement, the total payment on the loan was adjusted by the lender in 1995, resulting in a decrease in the amount of principal payments made on the loan in 1996.

The Partnership distributed $375,008 to the limited partners in the first quarter of 1996. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $2,256,322.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1996, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. The Partnership has budgeted $431,000 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

Long-term liquidity:

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The Partnership will attempt to obtain refinancing or extension of the mortgage note when it matures in 1997.

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings, other than Island Plaza, which was placed on the market for sale effective April 1, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
- -------   -----------------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
- -------       --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorpor-ated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXIV, L.P. dated June 1995 (incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended June 30,1995, as filed on August 14, 1995).

         11.                        Statement   regarding   computation  of  Net
                                    Income per  Limited  Partnership  Unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1996 and 1995.

         27. Financial Data Schedule for the quarter ended March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XXIV, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



May 14, 1996                         By: /s/ Donald K. Reed
- -------------------                      ---------------------------------------
Date                                     Donald K. Reed
                                         President and Chief Executive Officer



May 14, 1996                         By: /s/ Ron K. Taylor
- -------------------                      ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



May 14, 1996                         By: /s/ Carol A. Fahs
- -------------------                      ---------------------------------------
Date                                     Carol A. Fahs
                                         Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.