Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1996-08-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                   June 30, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267
                            ---------



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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,949,645      $    6,781,836
   Buildings and improvements...............................                25,457,164          28,462,935
                                                                        --------------       -------------
                                                                            31,406,809          35,244,771
   Less:  Accumulated depreciation and amortization.........               (11,126,143)        (12,428,415)
                                                                        --------------       -------------
                                                                            20,280,666          22,816,356

Asset held for sale.........................................                 2,016,188                   -

Cash and cash equivalents...................................                 1,895,236           2,381,183
Cash segregated for security deposits.......................                    86,570              94,780
Accounts receivable.........................................                   503,944             433,580
Prepaid expenses and other assets, net......................                   176,297             186,490
                                                                        --------------       -------------
                                                                       $    24,958,901      $   25,912,389
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable.......................................           $     5,484,811      $    5,538,527
Accounts payable and accrued expenses.......................                   245,471             229,628
Payable to affiliates.......................................                    43,072              59,527
Advances from affiliates....................................                         -             642,581
Security deposits and deferred rental revenue...............                   130,340             102,823
                                                                        --------------       -------------
                                                                             5,903,694           6,573,086
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at June 30,
     1996 and December 31, 1995.............................                19,077,078          19,362,083
   General Partner..........................................                   (21,871)            (22,780)
                                                                        --------------       -------------
                                                                            19,055,207          19,339,303
                                                                        --------------       -------------
                                                                       $    24,958,901      $   25,912,389
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,044,933     $    1,092,840    $    2,069,769     $    2,075,167
   Interest......................             27,375             29,700            59,135             55,152
   Gain on involuntary
     conversion..................                  -                  -            24,663                  -
   Property tax refund...........                  -             25,433            20,434             25,433
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,072,308          1,147,973         2,174,001          2,155,752
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            110,213            108,785           219,037            209,277
   Depreciation and
     amortization................            295,240            338,177           628,278            674,612
   Property taxes................            106,192            124,986           228,268            249,972
   Personnel costs...............             65,987             69,065           137,963            154,061
   Utilities.....................             51,997             46,040           106,700             93,866
   Repairs and maintenance.......            105,757             95,878           196,676            191,213
   Property management
     fees - affiliates...........             61,267             64,048           115,607            117,076
   Other property operating
     expenses....................             59,083             58,863           118,382            120,194
   General and administrative....             17,587             45,196            41,042             65,355
   General and administrative -
     affiliates..................            143,779            166,077           291,136            322,860
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,017,102          1,117,115         2,083,089          2,198,486
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       55,206     $       30,858    $       90,912     $      (42,734)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners...........     $       54,654     $       30,549    $       90,003     $      (42,307)
Net income (loss) allocable
   to General Partner............                552                309               909               (427)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $       55,206     $       30,858    $       90,912     $      (42,734)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         1.37     $          .76    $         2.25     $        (1.06)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995

                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $       (5,832)         $   21,039,922        $   21,034,090

Net loss..................................                 (427)                (42,307)              (42,734)
                                                  --------------          --------------        --------------

Balance at June 30, 1995..................       $       (6,259)         $   20,997,615        $   20,991,356
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Net income................................                  909                  90,003                90,912

Distributions.............................                    -                (375,008)             (375,008)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $      (21,871)         $   19,077,078        $   19,055,207
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,034,780         $     2,028,495
   Cash paid to suppliers............................                     (637,055)               (619,949)
   Cash paid to affiliates...........................                     (423,198)               (415,385)
   Interest received.................................                       59,135                  55,152
   Interest paid.....................................                     (205,085)               (190,049)
   Property taxes paid...............................                     (179,540)               (161,563)
   Property tax refund...............................                       20,434                  25,433
                                                                   ---------------          --------------
Net cash provided by operating activities............                      669,471                 722,134
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (159,113)               (177,427)
   Proceeds received from insurance company..........                       75,000                       -
                                                                   ---------------          --------------
Net cash used in investing activities................                      (84,113)               (177,427)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (53,716)                (77,352)
   Distributions paid................................                     (375,008)                      -
   Repayment of advances from affiliates.............                     (642,581)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,071,305)                (77,352)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (485,947)                467,355

Cash and cash equivalents at beginning of
   period............................................                    2,381,183               1,720,161
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,895,236         $     2,187,516
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                               Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net income (loss)....................................             $         90,912         $       (42,734)
                                                                   ---------------          --------------

Adjustments to  reconcile  net income  (loss)
   to net cash  provided by operating activities:
   Gain on involuntary conversion....................                      (24,663)                      -
   Depreciation and amortization.....................                      628,278                 674,612
   Amortization of deferred borrowing costs..........                       15,539                  15,539
   Amortization of deferred gain.....................                            -                 (10,200)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        8,210                   1,827
     Accounts receivable, net........................                      (70,364)                (44,111)
     Prepaid expenses and other assets, net..........                       (5,346)                 11,785
     Accounts payable and accrued expenses...........                       15,843                  82,208
     Payable to affiliates...........................                      (16,455)                 24,551
     Security deposits and deferred rental
       revenue.......................................                       27,517                   8,657
                                                                   ---------------          --------------

       Total adjustments.............................                      578,559                 764,868
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        669,471         $       722,134
                                                                   ===============          ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                    Six Months Ended
                                                        June 30,
                                              ---------------------------
                                                  1996           1995
                                              ----------       ----------
Property management fees..................    $  115,607       $  117,076
Charged to general and administrative -
   affiliates:
   Partnership administration.............       128,620          155,815
   Asset management fee...................       162,516          167,045
                                               ---------        ---------
                                              $  406,743       $  439,936
                                               =========        =========

Payable to affiliates at June 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
- -------

In December 1995, wind and hail damage occurred at Pine Hills Apartments. $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 6.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza is currently classified as an asset held for sale, no depreciation has been taken effective April 1, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first six months of 1996 of $90,912 as compared to a net loss of $42,734 for the first six months of 1995. Revenues were $2,174,001 in 1996, up from $2,155,752 for the same period in 1995. Expenses decreased to $2,083,089 in 1996, from $2,198,486 in 1995.

Net cash provided by operating activities was $669,471 for the first six months of 1996, comparable to the $722,134 provided during the first six months of 1995. The Partnership expended $53,716 for principal payments on its mortgage note payable, $159,113 for capital improvements, $375,008 in distributions to the limited partners and repaid $642,581 of advances from affiliates. The Partnership received $75,000 from the insurance carrier for damaged assets. Cash and cash equivalents decreased by $485,947 for the first six months of 1996, leaving a balance of $1,895,236 at June 30, 1996.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue decreased by $75,665 for the three months and increased by $18,249 for the six months ended June 30, 1996, as compared to the same periods in 1995. The overall increase was primarily due to the recognition of a gain on involuntary conversion and a property tax refund in the first quarter of 1996, partially offset by a decrease in rental revenue, as discussed below.

Rental revenue decreased by $47,907 and $5,398 for the three and six months ended June 30, 1996, respectively, in relation to the respective periods in 1995. The decrease was mainly due to a decrease in occupancy at Southpointe Plaza Shopping Center from 92% at June 30, 1995 to 83% at June 30, 1996.

A gain of involuntary conversion of $24,663 was recognized in the first quarter of 1996 relating to wind and hail damage at Pine Hills Apartments (see Item 1, Note 5). No such income was recorded in the first quarter of 1995.

The Partnership received a $20,434 refund of Towne Center's prior years' property taxes in the first quarter of 1996. In the second quarter of 1995, the Partnership received refunds of prior years' property taxes totaling $25,433 relating to Riverbay Plaza and Southpointe Plaza Shopping Centers. These refunds were the result of appeals filed on behalf of the properties.

Expenses:

Total expenses decreased by $100,013 and $115,397 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily the result of decreases in property taxes, personnel costs, general and administrative expenses and general and administrative - affiliates, partially offset by an increase in utilities, as discussed below.

Property taxes decreased by $18,794 and $21,704 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily attributable to a decrease in the assessed taxable value of Riverbay Plaza, Southpointe Plaza and Springwood Plaza shopping centers by taxing authorities as a result of an appeal filed in 1995 by the Partnership on behalf of the properties.

Personnel costs decreased $3,078 and $16,098 for the first three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a refund of prior years' worker's compensation insurance at Pine Hills Apartments and Sleepy Hollow Apartments in 1996. No such refund was received in the first six months of 1995.

Utilities increased by $5,957 and $12,834 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase was mainly due to an increase of utility rates and the usage of water by a tenant at Riverbay Plaza Shopping Center.

General and administrative expenses decreased by $27,609 and $24,313 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to legal expenses incurred in 1995 involving a tenant's lease at Southpointe Plaza Shopping Center.

General and administrative expenses - affiliates decreased by $22,298 and $31,724 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $669,471 of cash in the first six months of 1996 as compared to $722,134 for the same period in 1995.

The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments (see Item 1, Note 5).

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $53,716 and $77,352 in the first six months of 1996 and 1995, respectively. Under the terms of the mortgage note agreement, the total payment on the loan was adjusted by the lender in 1995, resulting in a decrease in the amount of principal payments made on the loan in 1996.

The Partnership distributed $375,008 to the limited partners in the second quarter of 1996. No distributions were paid to the limited partners in 1995.

The Partnership repaid advances to the general partner of $642,581 in the second quarter of 1996. No such repayments were made in 1995.

Short-term liquidity:

At June 30, 1996, the Partnership  held cash and cash equivalents of $1,895,236.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

The Partnership distributed $375,008 to the limited partners in the second quarter of 1996. The Partnership anticipates making additional distributions in the third quarter of 1996 totaling $375,000 to the limited partners of record as of August 1, 1996.

Long-term liquidity:

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The Partnership will attempt to obtain refinancing or extension of the mortgage note when it matures in 1997.

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings other than Island Plaza, which was placed on the market for sale effective April 1, 1996.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
- -------       --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorpo-rated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXIV, L.P. dated June 1995 (incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended June 30, 1995, as filed on August 14, 1995).

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    allocated  to the  limited  partners  by the
                                    number   of   limited    partnership   units
                                    outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1996 and 1995.

         27. Financial Data Schedule for the quarter ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XXIV, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



August 14, 1996                      By: /s/ Donald K. Reed
- ----------------------                   ---------------------------------------
Date                                     Donald K. Reed
                                         President and Chief Executive Officer



August 14, 1996                      By: /s/ Ron K. Taylor
- ----------------------                   ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                         McNeil Investors, Inc.



August 14, 1996                      By: /s/ Carol A. Fahs
- ----------------------                   ---------------------------------------
Date                                     Carol A. Fahs
                                         Chief Accounting Officer of McNeil Real
                                         Estate Management, Inc.