Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1996-11-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended     September 30, 1996
                          ------------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267
                            --------


                       MCNEIL REAL ESTATE FUND XXIV, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                 74-2339537
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)


Registrant's telephone number, including area code  (972) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,       December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------

ASSETS
------
Real estate investments:
   Land.....................................................           $     2,409,114      $    6,781,836
   Buildings and improvements...............................                19,186,599          28,462,935
                                                                        --------------       -------------
                                                                            21,595,713          35,244,771
   Less:  Accumulated depreciation and amortization.........                (8,671,651)        (12,428,415)
                                                                        --------------       -------------
                                                                            12,924,062          22,816,356

Assets held for sale........................................                 9,115,746                   -

Cash and cash equivalents...................................                 1,816,966           2,381,183
Cash segregated for security deposits.......................                    85,742              94,780
Accounts receivable.........................................                   583,552             433,580
Prepaid expenses and other assets, net......................                   162,120             186,490
                                                                        --------------       -------------
                                                                       $    24,688,188      $   25,912,389
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,453,523      $    5,538,527
Accounts payable and accrued expenses.......................                   351,837             229,628
Payable to affiliates.......................................                    42,664              59,527
Advances from affiliates....................................                         -             642,581
Security deposits and deferred rental revenue...............                   142,253             102,823
                                                                        --------------       -------------
                                                                             5,990,277           6,573,086
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at September 30,
     1996 and December 31, 1995.............................                18,719,605          19,362,083
   General Partner..........................................                   (21,694)            (22,780)
                                                                        --------------       -------------
                                                                            18,697,911          19,339,303
                                                                        --------------       -------------
                                                                       $    24,688,188      $   25,912,389
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,046,447     $    1,021,347    $    3,116,216     $    3,096,514
   Interest......................             23,383             33,500            82,518             88,652
   Gain on involuntary
     conversion..................                  -                  -            24,663                  -
   Property tax refunds..........                  -              9,709            20,434             35,142
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,069,830          1,064,556         3,243,831          3,220,308
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            104,306            114,681           323,343            323,958
   Depreciation and
     amortization................            307,550            343,764           935,828          1,018,376
   Property taxes................            112,922            124,463           341,190            374,435
   Personnel costs...............             71,413             67,504           209,376            221,565
   Utilities.....................             54,581             53,322           161,281            147,188
   Repairs and maintenance.......            110,042            112,657           306,718            303,870
   Property management
     fees - affiliates...........             55,842             60,126           171,449            177,202
   Other property operating
     expenses....................             56,179             64,508           174,561            184,702
   General and administrative....             47,400            114,289            88,442            179,644
   General and administrative -
     affiliates..................            131,883            159,016           423,019            481,876
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,052,118          1,214,330         3,135,207          3,412,816
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       17,712     $     (149,774)   $      108,624     $     (192,508)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners...........     $       17,535     $     (148,276)   $      107,538     $     (190,583)
Net income (loss) allocable
   to General Partner............                177             (1,498)            1,086             (1,925)
                                       -------------      --------------    -------------      -------------
Net income (loss)................     $       17,712     $     (149,774)   $      108,624     $     (192,508)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $          .44     $        (3.71)   $         2.69     $        (4.76)
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $         9.38     $            -    $        18.75     $            -
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         --------------        ---------------
Balance at December 31, 1994..............       $       (5,832)         $   21,039,922        $   21,034,090

Net loss..................................               (1,925)               (190,583)             (192,508)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $       (7,757)         $   20,849,339        $   20,841,582
                                                  =============           =============         =============


Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Net income................................                1,086                 107,538               108,624

Distributions.............................                    -                (750,016)             (750,016)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (21,694)         $    18,719,605        $   18,697,911
                                                  ============           ==============         =============

















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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Nine Months Ended
                                                                               September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      3,014,721         $     3,077,873
   Cash paid to suppliers............................                     (974,332)               (945,852)
   Cash paid to affiliates...........................                     (611,332)               (628,715)
   Interest received.................................                       82,518                  88,652
   Interest paid.....................................                     (301,906)               (296,578)
   Property taxes paid...............................                     (182,103)               (161,040)
   Property tax refunds..............................                       20,434                  35,142
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,048,000               1,169,482
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (209,616)               (284,930)
   Proceeds received from insurance company..........                       75,000                       -
                                                                   ---------------          --------------
Net cash used in investing activities................                     (134,616)               (284,930)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (85,004)                (97,665)
   Distributions paid................................                     (750,016)                      -
   Repayment of advances from affiliates.............                     (642,581)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,477,601)                (97,665)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                     (564,217)                786,887

Cash and cash equivalents at beginning of
   period............................................                    2,381,183               1,720,161
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,816,966         $     2,507,048
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1996                    1995
                                                                  ----------------        -----------------
Net income (loss)....................................             $        108,624        $       (192,508)
                                                                   ---------------         ---------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Gain on involuntary conversion....................                      (24,663)                      -
   Depreciation and amortization.....................                      935,828               1,018,376
   Amortization of deferred borrowing costs..........                       23,309                  23,309
   Amortization of deferred gain.....................                            -                 (15,300)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        9,038                  (6,091)
     Accounts receivable, net........................                     (149,972)                (60,268)
     Prepaid expenses and other assets, net..........                        1,061                  (6,763)
     Accounts payable and accrued expenses...........                      122,209                 311,953
     Payable to affiliates...........................                      (16,864)                 30,363
     Security deposits and deferred rental
       revenue.......................................                       39,430                  66,411
                                                                   ---------------          --------------

       Total adjustments.............................                      939,376               1,361,990
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,048,000         $     1,169,482
                                                                   ===============          ==============









The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                           1996         1995
                                                         ----------   ----------
Property management fees.............................    $  171,449   $  177,202
Charged to general and administrative -
   affiliates:
   Partnership administration........................       179,873      231,537
   Asset management fee..............................       243,146      250,339
                                                           --------    ---------
                                                          $ 594,468   $  659,078
                                                           ========    =========

Payable to affiliates at September 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

In December 1995, wind and hail damage occurred at Pine Hills Apartments. $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 5.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza and Southpointe Plaza are currently classified as assets held for sale, no depreciation has been or will be taken effective April 1, 1996 and October 1, 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first nine months of 1996 of $108,624 as compared to a net loss of $192,508 for the first nine months of 1995. Revenues were $3,243,831 in 1996, up from $3,220,308 for the same period in 1995. Expenses decreased to $3,135,207 in 1996, from $3,412,816 in 1995.

Net cash provided by operating activities was $1,048,000 for the first nine months of 1996, comparable to the $1,169,482 provided during the first nine months of 1995. The Partnership expended $85,004 for principal payments on its mortgage note payable, $209,616 for capital improvements, $750,016 in distributions to the limited partners and repaid $642,581 of advances from affiliates. The Partnership received $75,000 from the insurance carrier for damaged assets. Cash and cash equivalents decreased by $564,217 for the first nine months of 1996, leaving a balance of $1,816,966 at September 30, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $5,274 and $23,523 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The overall increase was primarily due to the recognition of a gain on involuntary conversion in the first quarter of 1996 and in rental revenue, partially offset by a decrease in property tax refunds, as discussed below.

Rental revenue increased by $25,100 and $19,702 for the three and nine months ended September 30, 1996, respectively, in relation to the respective periods in 1995. The increase was mainly due to a increase in occupancy at Springwood Plaza Shopping Center from 80% at September 30, 1995 to 88% at September 30, 1996, partially offset by a decrease in occupancy at Southpointe Plaza Shopping Center from 85% at September 30, 1995 to 79% at September 30, 1996.

A gain of involuntary conversion of $24,663 was recognized in the first quarter of 1996 relating to wind and hail damage at Pine Hills Apartments (see Item 1, Note 4). No such income was recorded in the first nine months of 1995.

The Partnership received a $20,434 refund of Towne Center's prior years' property taxes in the first quarter of 1996. In the second quarter of 1995, the Partnership received refunds of prior years' property taxes totaling $35,142 relating to Riverbay Plaza, Southpointe Plaza, and Springwood Plaza Shopping Centers. These refunds were the result of appeals filed on behalf of the properties.

Expenses:

Total expenses decreased by $162,212 and $277,609 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily the result of decreases in property taxes, general and administrative expenses and general and administrative - affiliates, partially offset by an increase in utilities, as discussed below.

Property taxes decreased by $11,541 and $33,245 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily attributable to a decrease in the assessed taxable value of Riverbay Plaza, Southpointe Plaza and Springwood Plaza shopping centers by taxing authorities as a result of an appeal filed in 1995 by the Partnership on behalf of the properties.

Utilities increased by $1,259 and $14,093 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was mainly due to an increase of utility rates and the usage of water by a tenant at Riverbay Plaza Shopping Center.

General and administrative expenses decreased by $66,889 and $91,202 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was partially due to legal expenses incurred in 1995 involving a tenant's lease at Southpointe Plaza Shopping Center. In addition, the Partnership incurred costs in the third quarter of 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative expenses - affiliates decreased by $27,133 and $58,857 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,048,000 of cash in the first nine months of 1996 as compared to $1,169,482 for the same period in 1995.

The Partnership expended $209,616 and $284,930 for additions to its real estate investments in the first nine months of 1996 and 1995, respectively. A greater amount was spent in 1995 at Pine Hills Apartments for roof replacement and at Riverbay Plaza Shopping Center for roof replacement and exterior painting.

The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments (see Item 1, Note 4).

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $85,004 and $97,665 in the first nine months of 1996 and 1995, respectively. Under the terms of the mortgage note agreement, the total payment on the loan was adjusted by the lender in 1995, resulting in a decrease in the amount of principal payments made on the loan in 1996.

The Partnership distributed $750,016 to the limited partners in 1996. No distributions were paid to the limited partners in 1995.

The Partnership repaid advances to the General Partner of $642,581 in the second quarter of 1996. No such repayments were made in 1995.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $1,816,966. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

Long-term liquidity:

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The Partnership will attempt to obtain refinancing or extension of the mortgage note when it matures in 1997.

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 1998 followed by a dissolution of the Partnership. In this regard, the Partnership has placed Island Plaza and Southpointe Plaza on the market for sale.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P. McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership,
Riverdale Investors Corp., Inc., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants' request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.     OTHER INFORMATION
-------     -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $268.13 per unit (the original offer price of $277.50 was reduced by the August 1996 distributions to unitholders of $9.37 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27. Financial Data Schedule for the quarter ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXIV, L.P.

                               By: McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



November 14, 1996                      By:  /s/  Donald K. Reed
-----------------                         --------------------------------------
Date                                      Donald K. Reed
                                          President and Chief Executive Officer



November 14, 1996                      By:  /s/  Ron K. Taylor
-----------------                         --------------------------------------
Date                                      Ron K. Taylor
                                          Acting Chief Financial Officer of
                                            McNeil Investors, Inc.



November 14, 1996                      By:  /s/  Carol A. Fahs
-----------------                         --------------------------------------
Date                                      Carol A. Fahs
                                          Chief Accounting Officer of McNeil
                                            Real Estate Management, Inc.