Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1997-03-28
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended       December 31, 1996
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

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


Documents Incorporated by Reference:   See Item 14, Page 39

                                TOTAL OF 40 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXIV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners, Ltd., was organized on October 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

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

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXIV, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 - Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992 meeting were implemented as of that date.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of residential and retail real estate. At December 31, 1996, the Partnership owned seven income-producing properties as described in Item 2 - Properties. Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 27% of the total Partnership rental revenue in 1996, and 30% in 1995 and 1994.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnerships has placed Island Plaza and Southpointe Plaza on the market for sale effective April 1, 1996 and October 1, 1996, respectively. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.


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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $150 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $268.13 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 8.86% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.    PROPERTIES
-------    ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Southpointe Plaza Shopping Center, which is subject to a first lien deed of trust as set forth more fully in Item 8
- Note 5 - "Mortgage Note Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                           Net Basis                              1996           Date
Property              Description         of Property           Debt        Property Taxes     Acquired
--------              -----------        ------------           ----        --------------     --------
Real Estate Investments:

Pine Hills            Apartments
Livingston, TX        128 units          $  2,584,155        $          -    $     37,657          10/85

Riverbay Plaza        Retail Center
Riverview, FL         73,065 sq. ft.         3,469,934                  -          58,994           4/85

Sleepy Hollow         Apartments
Cleveland, TX         112 units              2,707,700                  -          64,889           8/85


                                           Net Basis                              1996           Date
Property              Description         of Property           Debt        Property Taxes     Acquired
--------              -----------        ------------           ----        --------------     --------
Springwood Plaza      Retail Center
Dellwood, MO          88,323 sq. ft.         2,759,372                  -          67,112           9/85

Towne Center          Retail Center
Derby, KS             94,320 sq. ft.          1,450,154                 -          40,591           7/85
                                           ------------       -----------     -----------
                                         $   12,971,315      $          -    $    269,243
                                           ============       ===========     ===========
Assets Held for Sale:

Island Plaza          Retail Center
Ft. Myers, FL         60,076 sq. ft.     $   2,016,188       $          -    $     51,468            4/85

Southpointe Plaza     Retail Center
Sacramento, CA        83,506 sq. ft.         6,392,484          5,421,763         102,564           11/85
                                          ------------        -----------     -----------
                                         $   8,408,672       $  5,421,763    $    154,032
                                          ============        ===========     ===========

---------------------------------------
Total:    Apartments  -  240 units
          Retail Centers - 399,290 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                      1996             1995            1994           1993          1992
                                 --------------  ---------------  --------------  -------------  -------
Real Estate Investments:

Pine Hills

   Occupancy Rate............             94%             99%            99%            98%             99%
   Rent Per Square Foot......       $    6.93      $     6.76     $     6.44      $    6.06       $    5.57

Riverbay Plaza
   Occupancy Rate............             94%             94%            92%            88%             89%
   Rent Per Square Foot......       $    7.15      $     6.85     $     8.55      $    7.03       $    6.85



                                      1996             1995            1994           1993          1992
                                 --------------  ---------------  --------------  -------------  -------
Sleepy Hollow
   Occupancy Rate............             92%            100%            99%            95%             98%
   Rent Per Square Foot......       $    7.14      $     7.32     $     6.91      $    6.76       $    6.58


Springwood Plaza
   Occupancy Rate............             96%             80%            72%            80%             82%
   Rent Per Square Foot......       $    6.03      $     4.49     $     4.59      $    4.96       $    6.52

Towne Center
   Occupancy Rate............            100%            100%           100%            53%             51%
   Rent Per Square Foot......       $    3.21      $     3.59     $     3.21      $    2.93       $    2.73

Assets Held for Sale:

Island Plaza
   Occupancy Rate............             86%             79%            80%            84%             79%
   Rent Per Square Foot......       $    6.45      $     6.20      $    7.09      $    7.56       $    7.42

Southpointe Plaza
   Occupancy Rate............             83%             97%            90%            86%             98%
   Rent Per Square Foot......       $   13.46      $    14.18      $   14.35      $   13.41       $   16.24

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:
-----------------------

Island Plaza
------------

Island Plaza is a 60,076 square foot, single-story retail strip shopping center located near a major intersection of a suburban market in Ft. Myers, Florida. The property is set back from its frontage road behind three out parcels. The center is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers were developed within the area and have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet-more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease during 1995, resulting in a reduction in rent. Additionally, road construction completed during 1995 moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. The Partnership expects to maintain occupancy in the high 80% range in 1997. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Island Plaza on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $2.1 million.

Pine Hills
----------

Pine Hills is a two-story class "A" apartment community located in the small town of Livingston, approximately 60 miles north of Houston, Texas. There is no class "A" competition within the area at present. Occupancy declined in 1996 as a result of the availability of affordable alternative housing such as mobile homes and rental houses. The Partnership expects to maintain occupancy in the mid 90% range in 1997.

Riverbay Plaza
--------------

Riverbay Plaza is a single-story retail shopping center located at the busiest intersection of a rural area near Riverview, Florida. It is anchored by a grocery store and a drugstore and there are two out parcels in front of the center that draw customers to the center. Currently, there is only one competing shopping center in the area which is not as well maintained as Riverbay Plaza. The Partnership plans to spend approximately $1.6 million in 1997 to expand the anchor tenant's space by 5,311 square feet. The Partnership expects to maintain occupancy in the low to mid 90% range in 1997.

Sleepy Hollow
-------------

Sleepy Hollow is a two-story class "A" apartment community located in the small town of Cleveland, approximately 30 miles north of Houston, Texas. There is no class "A" competition within the area at present. Two neighboring apartment communities completed renovations early in 1996 which allowed them to become more competitive than Sleepy Hollow. In addition, low interest rates and the availability of affordable alternative housing such as mobile homes and rental houses have softened the local real estate market. As a result, the property experienced a decline in occupancy in 1996. Although two additional apartment communities are scheduled for construction in 1997, the Partnership expects to maintain occupancy in the low 90% range in 1997.

Southpointe Plaza
-----------------

Southpointe Plaza is a retail strip shopping center located in the southern quadrant of Sacramento, California. The property is easily accessible and highly visible from the highway. The declining economic conditions in the adjacent neighborhood have resulted in increased criminal activity. The center has strong anchor tenants which, while doing well, seem to be destination stores and do not generate a lot of foot traffic for the center. New shopping centers are being constructed to the south of the property, and one of the property's anchor tenants opened a store in a new center located five miles to the south. Should the tenant decide to vacate Southpointe Plaza, it could have a severe negative impact on the future marketing of the smaller lease space at the center. Another user of a pad site at the center has also decided to relocate their store to one of the newer centers, which could result in a sublease to a less desirable tenant. Although occupancy at the center is projected to increase to the low to mid 90% range by the end of 1997, management expects to reduce rents for tenants who are currently paying rents above market. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Southpointe Plaza on the market for sale effective October 1, 1996. The Partnership has received an offer from a non-affiliate to purchase the center for $6.8 million. Based on this offer, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its fair value less costs to sell.

Springwood Plaza
----------------

Springwood Plaza is a multi-leveled strip shopping center located in a suburb of St. Louis, Missouri. The center is anchored by a popular local grocery chain and contains fifteen other retail spaces. The area surrounding the property has been in a slow state of decline for the past few years. Occupancy, which had declined in 1994, increased in 1995 and 1996 due to capital improvements made to improve the appearance of the center. Most of the comparable properties in the area are superior to Springwood Plaza. However, with continued attention to the appearance of the property and rental rates lower than the newer centers in the area, management expects to maintain occupancy in mid 90% range in 1997.

Towne Center
------------

Towne Center is a retail strip shopping center located in a suburb 10 miles south of Wichita, Kansas. The property is one of five strip shopping centers located in Derby, and it is by far the largest. In 1994, the center became 100% occupied due to the leasing of a large space that had been vacant for several years. The lease on this space expires in 1997 as does the lease for the center's grocery store anchor tenant. A total of 80% of the leased space at the center expires during 1997, with 48% of the space expected to vacate. Although demand for retail space in Derby is limited, space available is also limited and the smaller spaces should not be difficult to lease. However, management estimates that it could take up to a year to release the expected vacancy of the tenant that occupies 42% of the space. Management has concluded that, based on the projected future cash flows of the property, no impairment of value exists.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                                 Number of                               Annual             % of Gross
                                Expirations           Square Feet         Rent              Annual Rent
                                -----------           -----------       -------             -----------

Real Estate Investments:
------------------------

Riverbay Plaza
--------------

1997                                   4                 4,959        $   36,012                    8%
1998                                   2                 1,950            17,556                    4%
1999                                   2                 2,555            24,204                    5%
2000                                   2                 6,593            45,120                   10%
2001                                   -                     -                 -                    -
2002                                   -                     -                 -                    -
2003                                   -                     -                 -                    -
2004                                   1                40,297           236,256                   51%
2005 - 2006                            -                     -                 -                    -

Springwood Plaza
----------------
1997                                   5                 8,529        $   67,668                   15%
1998                                   1                 2,000            12,000                    3%
1999                                   4                54,335           273,540                   61%
2000                                   2                 4,316            24,444                    5%
2001                                   2                 7,092            46,308                   10%
2002                                   1                 7,100            26,628                    6%
2003 - 2006                             -                    -                 -                    -

Towne Center
------------
1997                                   8                75,986        $  196,992                   68%
1998                                   3                 7,087            21,792                    8%
1999                                   4                 7,831            54,096                   19%
2000                                   -                     -                 -                    -
2001                                   1                 2,768            15,588                    5%
2002 - 2006                            -                     -                 -                    -

                                 Number of                               Annual               % of Gross
                                Expirations           Square Feet         Rent                Annual Rent
                                -----------           -----------       -------               -----------
Assets Held for Sale:
---------------------

Island Plaza
------------
1997                                   4                 6,384        $   44,016                   14%
1998                                   5                 7,719            71,076                   23%
1999                                   2                 3,415            27,588                    9%
2000                                   2                 2,508            16,752                    5%
2001                                   -                     -                 -                    -
2002                                   -                     -                 -                    -
2003                                   -                     -                 -                    -
2004                                   1                30,800           153,996                   49%
2005 - 2006                            -                     -                 -                    -

Southpointe Plaza
-----------------

1997                                   7                12,520        $  187,260                   22%
1998                                   2                 5,843            81,912                   10%
1999                                   1                 1,588            22,872                    3%
2000                                   2                 3,872            45,960                    5%
2001                                   4                 8,627            81,948                   10%
2002                                   2                14,003           158,304                   18%
2003                                   2                19,848           182,484                   21%
2004 - 2006                            -                     -                 -                    -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                     Square Footage                             Lease
   Use                           Leased           Annual Rent         Expiration
---------                    --------------       -----------         ----------
Real Estate Investments:
------------------------
Riverbay Plaza

Grocery Store                   40,297            $  236,256              2004
Drugstore                       13,500               101,256              2042

Springwood Plaza

Grocery Store                   46,558            $   217,680             1999

Towne Center

Home Furnishings                40,034            $    48,036             1997
Grocery Store                   22,660                 61,620             1997

Nature of
Business                     Square Footage                             Lease
   Use                           Leased           Annual Rent         Expiration
--------                     --------------       -----------         ----------
Assets Held for Sale:
---------------------

Island Plaza

Grocery Store                   30,800            $   153,996             2004

Southpointe Plaza

Sporting Goods                  10,000            $    50,004             2002
Toy Store                       14,850                 95,100             2003


ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 2, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend this action.

3)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------  ------------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)     Title of Class                        Number of Record Unit Holders
        --------------                        -----------------------------

        Limited partnership units             3,287 as of January 31, 1997

(C)     Distributions  paid to limited  partners  totaled  $750,016 in 1996.  No distributions were paid to the General Partner in 1996 and no distributions were paid to the limited partners or General Partner in 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   4,136,447  $   4,058,503  $    4,127,396  $   3,903,950  $   4,174,958
Write-down for impairment
 of real estate..............            (700,000)    (1,500,085)              -              -              -
Loss before extraordinary
 items.......................            (608,182)    (1,694,787)        (65,511)       (30,846)      (260,259)
Extraordinary items..........                   -              -               -              -         51,510
Net loss.....................            (608,182)    (1,694,787)        (65,511)       (30,846)      (208,749)

Net loss per limited
 partnership unit:
Loss before extraordinary
 items.......................       $      (15.05)  $     (41.95) $        (1.62) $        (.76) $       (6.44)
Extraordinary items..........                   -              -               -              -           1.27
                                     ------------    -----------   -------------   ------------   ------------

Net income (loss)............       $      (15.05)  $     (41.95) $        (1.62) $        (.76) $       (5.17)
                                     ============    ===========   =============   ============   ============


Distributions per limited
 partnership unit............       $       18.75   $          -  $            -  $           -  $           -
                                     ============    ===========   =============   ============   ============

                                                              As of December 31,
Balance Sheets                          1996           1995            1994            1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net.       $   12,971,315  $ 22,816,356  $   25,251,693  $  25,836,338  $  26,303,508
Assets held for sale.........            8,408,672             -               -              -              -
Total assets.................           23,771,150    25,912,389      27,674,971     28,067,428     28,453,312
Mortgage note payable........            5,421,763     5,538,527       5,660,558      5,874,740      6,126,404
Partners' equity.............           17,981,105    19,339,303      21,034,090     21,099,601     21,130,447


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of seven properties, the Partnership has operated its properties for production of income.

Southpointe Plaza is an 83,506 square foot retail strip shopping center located in the southern quadrant of Sacramento, California. The property is easily accessible and highly visible from the highway. The declining economic conditions in the adjacent neighborhood have resulted in increased criminal activity. The center has strong anchor tenants which, while doing well, seem to be destination stores and do not generate a lot of foot traffic for the center. New shopping centers are being constructed to the south of the property, and one of the property's anchor tenants opened a store in a new center located five miles to the south. Should the tenant decide to vacate Southpointe Plaza, it could have a severe negative impact on the future marketing of the smaller lease space at the center. Another user of a pad site at the center has also decided to relocate their store to one of the newer centers, which could result in a sublease to a less desirable tenant. Although occupancy at the center is projected to increase to the low to mid 90% range by the end of 1997, management expects to reduce rents for tenants who are currently paying rents above market. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Southpointe Plaza on the market for sale effective October 1, 1996 and has received an offer from a non-affiliate to purchase the center for $6.8 million. Based on this offer, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its estimated fair value less costs to sell. The shopping center was classified as an asset held for sale by the Partnership at December 31, 1996.

Island Plaza, a 60,076 square foot single-story strip shopping center, is located in Fort Myers, Florida. It is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers have recently been developed within the area which have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza has filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease during 1995, resulting in a reduction in rent. Additionally, road construction completed during 1995 has moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events caused a decline in anticipated future cash flows that were considered to be an impairment; accordingly, the Partnership recorded a write-down for impairment of real estate of $1,500,085 during the fourth quarter of 1995. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Island Plaza on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $2.1 million. The shopping center was classified as an asset held for sale by the Partnership at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total revenue increased by $90,253 in 1996 as compared to 1995. The increase was due to an increase in rental revenue and a gain on involuntary conversion, partially offset by decreases in interest income and property tax refunds, as discussed below.

Rental revenue for 1996 increased slightly by $77,944 in relation to 1995. The increase was mainly due to an approximately $136,000 increase in rental revenue at Springwood Plaza due to an increase in occupancy in 1996. This increase was partially offset by a decrease of approximately $60,000 at Southpointe Plaza due to a decrease in occupancy in 1996. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income decreased by $18,116 in 1996 as compared to 1995. The decrease was due to a lower amount of cash available for short-term investment as a result of cash distributions paid to the limited partners in 1996.

A gain on involuntary conversion of $45,134 was recognized in the first quarter of 1996 relating to wind and hail damage suffered at Pine Hills Apartments. No such gain was recognized in 1995.

In 1996, the Partnership received $20,433 in refunds of prior years' property taxes for Towne Center Shopping Center. In 1995, the Partnership received $35,142 in refunds of prior years' property taxes for Riverbay Plaza, Southpointe Plaza and Springwood Plaza shopping centers.

Expenses:

Total expenses decreased by $996,352 in 1996 as compared to 1995. The decrease was mainly due to a greater write-down for impairment of real estate being recorded in 1995. In addition, there was a decrease in depreciation and amortization and general and administrative - affiliates, partially offset by an increase in other property operating expenses, as discussed below.

Depreciation and amortization expense for 1996 decreased by $176,093 in relation to 1995. The decrease was due to Island Plaza and Southpointe Plaza being classified as assets held for sale by the Partnership effective April 1, 1996 and October 1, 1996, respectively. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

Other property operating expenses increased by $110,678 in 1996 as compared to 1995. The increase was partially due to an increase in bad debts due to the bankruptcy filing by a tenant at Southpointe Plaza. In addition, there was an increase in amortization of leasing commissions in 1996. Two tenants at Southpointe Plaza and one tenant at Springwood Plaza vacated prior to the expiration of their leases, resulting in the balance of their prepaid leasing commissions being fully amortized in 1996.

General and administrative - affiliates for 1996 decreased by $101,615 in relation to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. In addition, there was a decrease in asset management fees as a result of a decrease in the Partnership's tangible asset value, on which the fees are based.

In 1996,  the  Partnership  recorded a $700,000  write-down  for  impairment  of
Southpointe  Plaza  Shopping  Center.  In  1995,  the  Partnership   recorded  a
$1,500,085 write-down for impairment of Island Plaza Shopping Center.

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

Expenses:

Total Partnership expenses in 1995 increased by $1,647,858 as compared to 1994, primarily due to a write-down for impairment of real estate and an increase in general and administrative expenses, as discussed below.

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

General and administrative expenses increased by $142,903 in 1995 in relation to 1994. The increase was mainly due to approximately $122,000 in legal fees in 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business and Item 3 - Legal Proceedings. In addition, the Partnership paid $22,500 to settle a lawsuit involving a former tenant's lease. Five individuals brought suit against the Partnership based on a purported claim that the Partnership and McREMI orally promised to agree to extend their lease and approve an assignment of lease from three of the plaintiffs to two of the other plaintiffs for a restaurant and bar. In April 1995, a settlement was reached such that the Partnership agreed to pay three of the plaintiffs $42,500, of which $20,000 was paid by the Partnership's insurance carrier.

In 1995, the Partnership recorded a $1,500,085 write-down for impairment of Island Plaza Shopping Center. No such write-down was recorded in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,153,592 of cash through operating activities in 1996, $1,215,207 in 1995 and $1,205,005 in 1994.

In 1996, the Partnership received $75,000 of net insurance proceeds for wind and hail damage suffered at Pine Hills Apartments. The Partnership spent $484,810, $432,154 and $706,253 on capital additions to its real estate investments in 1996, 1995 and 1994, respectively. The increase in expenditures in 1994 in relation to 1996 and 1995 was primarily due to the modification of the sewage treatment system at Riverbay Plaza in 1994.

The Partnership made a total of $116,764, $122,031 and $214,182 in principal payments on the Southpointe Plaza mortgage loan in 1996, 1995 and 1994, respectively. The interest rate on this loan varies monthly as more fully discussed in Item 8 - Note 5 - "Mortgage Note Payable." Under the terms of the mortgage note agreement, the total payment on the loan was adjusted by the lender in 1994 and again in 1995, resulting in a decrease in the amount of principal payments made on the loan in 1996 and 1995.

In 1996, the Partnership repaid $642,581 of advances from affiliates. The Partnership also distributed $750,016 to the limited partners in 1996.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $1,615,604. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1997. The Partnership has budgeted approximately $2 million for necessary capital improvements for all properties in 1997, which are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

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

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The Partnership has placed Southpointe Plaza on the market for sale and has received an offer from a non-affiliate to purchase the center for $6.8 million. When the mortgage note matures in 1997, the Partnership will attempt to obtain refinancing or extension of the note until the property is sold.

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnerships has placed Island Plaza and Southpointe Plaza on the market for sale effective April 1, 1996 and October 1, 1996, respectively.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       19

   Balance Sheets at December 31, 1996 and 1995...................................                       20

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       21

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1996.......................................                       22

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       23

   Notes to Financial Statements..................................................                       25

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization ...........................................                       34





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIV, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIV, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                           1996                   1995
                                                                       ---------------        ------------
ASSETS
------

Real estate investments:

   Land.....................................................           $     2,409,114      $    6,781,836
   Buildings and improvements...............................                19,449,373          28,462,935
                                                                        --------------       -------------
                                                                            21,858,487          35,244,771
   Less:  Accumulated depreciation and amortization.........                (8,887,172)        (12,428,415)
                                                                        --------------       -------------
                                                                            12,971,315          22,816,356

Assets held for sale........................................                 8,408,672                   -

Cash and cash equivalents...................................                 1,615,604           2,381,183
Cash segregated for security deposits.......................                    82,466              94,780
Accounts receivable, net of allowance for doubtful
   accounts of $41,151 and $0 at December 31, 1996
   and 1995 respectively....................................                   550,752             433,580
Prepaid expenses and other assets, net......................                   142,341             186,490
                                                                        --------------       -------------
                                                                       $    23,771,150      $   25,912,389
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,421,763      $    5,538,527
Accounts payable and accrued expenses.......................                   202,045             229,628
Payable to affiliates - General Partner.....................                    74,343              59,527
Advances from affiliates....................................                         -             642,581
Security deposits and deferred rental revenue...............                    91,894             102,823
                                                                        --------------       -------------
                                                                             5,790,045           6,573,086
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at
     December 31, 1996 and 1995.............................                18,009,967          19,362,083
   General Partner..........................................                   (28,862)            (22,780)
                                                                        --------------       -------------
                                                                            17,981,105          19,339,303
                                                                        --------------       -------------
                                                                       $    23,771,150      $   25,912,389
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    4,136,447     $    4,058,503    $     4,127,396
   Interest................................               105,722            123,838             71,505
   Gain on involuntary conversion..........                45,134                  -                  -
   Property tax refund.....................                20,433             35,142                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             4,307,736          4,217,483          4,198,901
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               427,365            433,768            380,867
   Depreciation and amortization...........             1,191,313          1,367,406          1,290,898
   Property taxes..........................               423,275            402,569            474,811
   Personnel costs.........................               273,780            284,238            274,229
   Repairs and maintenance.................               399,778            421,102            451,727
   Property management fees -
     affiliates............................               226,592            232,136            235,662
   Utilities...............................               213,048            201,597            207,398
   Other property operating expenses.......               316,234            205,556            269,773
   General and administrative..............               195,970            213,635             70,732
   General and administrative -
     affiliates............................               548,563            650,178            608,315
   Write-down for impairment
     of real estate........................               700,000          1,500,085                  -
                                                    -------------      -------------     --------------
     Total expenses........................             4,915,918          5,912,270          4,264,412
                                                    -------------      -------------     --------------

Net loss...................................        $     (608,182)    $   (1,694,787)   $       (65,511)
                                                    =============      =============     ==============

Net loss allocable to limited partners.....        $     (602,100)    $   (1,677,839)   $       (64,856)
Net loss allocable to General Partner......                (6,082)           (16,948)              (655)
                                                    -------------      -------------     --------------
Net loss...................................        $     (608,182)    $   (1,694,787)   $       (65,511)
                                                    =============      =============     ==============


Net loss per limited partnership unit......        $       (15.05)    $       (41.95)   $         (1.62)
                                                    =============      =============     ==============

Distributions per limited partnership
   unit....................................        $        18.75     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                    Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners               Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1993..............       $       (5,177)         $   21,104,778        $   21,099,601

Net loss..................................                 (655)                (64,856)              (65,511)
                                                  -------------           -------------         -------------

Balance at December 31, 1994..............               (5,832)             21,039,922            21,034,090

Net loss..................................              (16,948)             (1,677,839)           (1,694,787)
                                                  --------------          -------------         -------------

Balance at December 31, 1995..............              (22,780)             19,362,083            19,339,303

Net loss..................................               (6,082)               (602,100)             (608,182)

Distributions.............................                    -                (750,016)             (750,016)
                                                  -------------           -------------         -------------

Balance at December 31, 1996..............       $      (28,862)         $   18,009,967        $   17,981,105
                                                  =============           =============         =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995              1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    3,977,657     $    4,050,223    $     4,140,189
   Cash paid to suppliers..................            (1,370,950)        (1,323,776)        (1,258,002)
   Cash paid to affiliates.................              (760,339)          (861,503)          (838,624)
   Interest received.......................               105,722            123,838             71,505
   Interest paid...........................              (398,254)          (399,056)          (349,155)
   Property taxes paid.....................              (420,677)          (409,661)          (560,908)
   Property tax refund.....................                20,433             35,142                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             1,153,592          1,215,207          1,205,005
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Net proceeds received from
     insurance company.....................                75,000                  -                  -
   Additions to real estate
     investments...........................              (484,810)          (432,154)          (706,253)
                                                    -------------      -------------     --------------
Net cash used in investing activities......              (409,810)          (432,154)          (706,253)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable..........................              (116,764)          (122,031)          (214,182)
   Repayment of advances from
     affiliates............................              (642,581)                 -                  -
   Distributions paid......................              (750,016)                 -                  -
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,509,361)          (122,031)          (214,182)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
   and cash equivalents....................              (765,579)           661,022            284,570

Cash and cash equivalents at
   beginning of year.......................             2,381,183          1,720,161          1,435,591
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    1,615,604     $    2,381,183    $     1,720,161
                                                    =============      =============     ==============


See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments."



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996                 1995               1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $     (608,182)    $   (1,694,787)   $       (65,511)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             1,191,313          1,367,406          1,290,898
   Allowance for doubtful accounts.........                41,151            (77,044)            (7,956)
   Amortization of deferred borrowing
     costs.................................                31,079             31,079             31,079
   Amortization of deferred gain...........                     -            (17,000)           (20,400)
   Gain on involuntary conversion..........               (45,134)                 -                  -
   Write-down for impairment
     of real estate........................               700,000          1,500,085                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits.                12,314             (8,929)            (2,083)
     Accounts receivable...................              (158,323)            44,989             49,399
     Prepaid expenses and other
       assets, net.........................                13,070             (1,828)            21,943
     Accounts payable and accrued
       expenses............................               (27,583)            35,015            (93,507)
     Payable to affiliates - General
       Partner.............................                14,816             20,811              5,353
     Security deposits and deferred
       rental revenue......................               (10,929)            15,410             (4,210)
                                                    -------------      -------------     --------------

         Total adjustments.................             1,761,774          2,909,994          1,270,516
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    1,153,592     $    1,215,207    $     1,205,005
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXIV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners, Ltd., was organized on October 19, 1984, as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. ( the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial properties. The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned seven income-producing properties as described in Note 4 - "Real Estate Investments." Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 27% of the total Partnership rental revenue in 1996 and 30% in 1995 and 1994.

Basis of Presentation
---------------------

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
------------------------

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

Rental Revenue
--------------

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995, and 1994 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed to the limited partners until the limited partners have received distributions of cash flow equal to a 10% per annum cumulative on their Adjusted Invested Capital, as defined, and then 100% to the limited partners as a class. At the discretion of the General Partner, cash from sales or refinancing shall be distributed to limited partners: (first) in an amount which when added to prior distributions from all sources to such limited partners is equal to a cumulative preferred return of 10% per annum; and (second) to limited partners in an amount which when added to prior distributions of cash from sales and refinancing to such limited partners is equal to such limited partners' Original Invested Capital, as defined; and (third) to the limited partners on a per limited partnership unit ("Unit") basis.

In connection with a Terminating Disposition as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

The Partnership distributed $750,016 to the limited partners in 1996. No distributions were made to the partners in 1995 or 1994.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 40,000 Units outstanding in 1996, 1995 and 1994.

Reclassifications
-----------------

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Property management fees...................        $      226,592     $      232,136    $       235,662
Charged to general and administrative -
   affiliates:
   Partnership administration..............               233,066            310,258            291,507
   Asset management fee....................               315,497            339,920            316,808
                                                    -------------      -------------     --------------
                                                   $      775,155     $      882,314    $       843,977
                                                    =============      =============     ==============

In 1996, the Partnership repaid $642,581 of noninterest-bearing advances from affiliates.

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,081,071 in 1996, $5,490,840 in 1995 and $4,043,975 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1996                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------
Pine Hills Apartments
   Livingston, TX              $      605,145      $    3,735,664      $   (1,756,654)     $    2,584,155
Riverbay Plaza
   Riverview, FL                      294,546           5,670,698          (2,495,310)          3,469,934
Sleepy Hollow Apartments
   Cleveland, TX                      363,051           4,297,494          (1,952,845)          2,707,700
Springwood Plaza
   Dellwood, MO                       784,767           3,579,942          (1,605,337)          2,759,372
Towne Center
   Derby, KS                          361,605           2,165,575          (1,077,026)          1,450,154
                                -------------       -------------       -------------       -------------

                               $    2,409,114      $   19,449,373      $   (8,887,172)     $   12,971,315
                                =============       =============       =============       =============


                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1995                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Island Plaza                   $      832,191     $     3,100,907      $   (1,897,524)     $    2,035,574
Pine Hills Apartments                 605,145           3,698,238          (1,584,751)          2,718,632
Riverbay Plaza                        294,546           5,666,314          (2,246,406)          3,714,454
Sleepy Hollow Apartments              363,051           4,240,757          (1,747,160)          2,856,648
Southpointe Plaza                   3,540,531           6,320,334          (2,535,506)          7,325,359
Springwood Plaza                      784,767           3,282,809          (1,433,389)          2,634,187
Towne Center                          361,605           2,153,576            (983,679)          1,531,502
                                -------------       -------------       -------------       -------------

                               $    6,781,836     $    28,462,935      $  (12,428,415)     $   22,816,356
                                =============      ==============       =============       =============


Island Plaza, a 60,076 square foot  single-story  strip  shopping  center in Ft.
Myers, Florida, is anchored by a grocery chain which occupies 30,800 square feet. Two new grocery-anchored shopping centers have recently been developed within the area which have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza has filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease in 1995, resulting in a reduction in rent. Additionally, road construction completed during 1995 has moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events caused a decline in future cash flows that was considered to be an impairment; accordingly, the Partnership recorded a write-down for impairment of the asset of $1,500,085 during the fourth quarter of 1995. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Island Plaza on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $2.1 million. Accordingly, the shopping center was classified as an asset held for sale by the Partnership at December 31, 1996. The net book value of Island Plaza was $2,016,188 at December 31, 1996.

Southpointe Plaza is an 83,506 square foot retail strip shopping center located in the southern quadrant of Sacramento, California. The property is easily accessible and highly visible from the highway. The declining economic conditions in the adjacent neighborhood have resulted in increased criminal activity. The center has strong anchor tenants which, while doing well, seem to be destination stores and do not generate a lot of foot traffic for the center. New shopping centers are being constructed to the south of the property, and one of the property's anchor tenants opened a store in a new center located five miles to the south. Should the tenant decide to vacate Southpointe Plaza, it could have a severe negative impact on the future marketing of the smaller lease space at the center. Another user of a pad site at the center has also decided to relocate their store to one of the newer centers, which could result in a sublease to a less desirable tenant. Although occupancy at the center is projected to increase to the low to mid 90% range by the end of 1997, management expects to reduce rents for tenants who are currently paying rents above market. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Southpointe Plaza on the market for sale effective October 1, 1996 and has received an offer from a non-affiliate to purchase the center for $6.8 million. Based on this offer, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its estimated fair value less costs to sell. The shopping center was classified as an asset held for sale by the Partnership at December 31, 1996. The net book value of Southpointe Plaza was $6,392,484 at December 31, 1996.

The results of operations for the assets held for sale at December 31, 1996 were $167,511, $118,740 and $154,310 for 1996, 1995 and 1994, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

In December 1995, wind and hail damage occurred at Pine Hills Apartments. During 1996, reimbursements totaling $75,000 were received from the insurance carrier, and repairs to the property were completed. In 1996, the Partnership recognized a $45,134 gain on involuntary conversion, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

In February 1997, a fire occurred at Riverbay Plaza Shopping Center. One tenant's space (less than 3% of the total leasable square footage of the center) was completely destroyed. In addition, there was damage to the roof and several tenant spaces incurred water and smoke damage. The total cost of repairs cannot be determined at this time. Management expects the majority of the repairs, excluding a $25,000 deductible, will be covered by the property's insurance carrier.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1996 are as follows:

                                       Real Estate            Assets Held
                                       Investments              For Sale
                                     --------------         ---------------

    1997.....................        $    1,047,000         $     1,072,000
    1998.....................               858,000                 870,000
    1999.....................               706,000                 837,000
    2000.....................               443,000                 807,000
    2001.....................               390,000                 729,000
    Thereafter...............             2,260,000               1,500,000
                                      -------------          --------------
      Total                          $    5,704,000         $     5,815,000
                                      =============          ==============

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $32,518, $8,426 and $7,809 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $548,716, $444,862 and $487,347 for the years ended December 31, 1996, 1995 and 1994, respectively. These contingent rents and expense reimbursements, which include amounts related to the assets held for sale, are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership, related to Southpointe Plaza Shopping Center, at December 31, 1996 and 1995. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                   December 31,
Property                 Position (a)Rate %(b)            Maturity                1996               1995
--------                 ---------------------         -----------------     ---------------   ------------
Southpointe Plaza        First            7.089        $42,703 4/97          $   5,421,763     $  5,538,527
                                                                              ============      ===========

(a)    The debt is non-recourse to the Partnership.

(b) The interest rate varies monthly based on the monthly weighted average cost of savings, borrowings and advances by the Federal Home Loan Bank of San Francisco, with a minimum rate of 5% and a maximum interest rate of 13%. The rate listed above represents the interest rate in effect at December 31, 1996.

The Partnership has placed Southpointe Plaza on the market for sale and has received an offer from a non-affiliate to purchase the center for $6.8 million. When the mortgage note matures in 1997, the Partnership will attempt to obtain refinancing or extension of the note until the property is sold.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $5,081,000 at December 31, 1996 and $5,170,000 at December 31, 1995.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 2, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend this action.

3)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5)   Robert Lewis v. McNeil Partners,  L.P.,  McNeil   Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

6) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12, 1996, High River Limited Partnership (as defined in Section 6, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants' request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost                Write-down       Capitalized
                          Related                             Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment (b)    To Acquisition
-----------               -------------        ----           --------------    ----------------    --------------
APARTMENTS:

Pine Hills
   Livingston, TX          $            -    $      605,145    $    3,917,607    $    (692,000)    $     510,057

Sleepy Hollow
   Cleveland, TX                        -           363,051         4,010,076                -           287,418

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                        -           294,546         4,736,097                -           934,601

Springwood Plaza
   Dellwood, MO                         -           784,767         2,574,183                -         1,005,760

Towne Center
   Derby, KS                            -           361,605         2,359,900         (500,000)          305,675
                            -------------     -------------     -------------     ------------      ------------
                           $            -    $    2,409,114    $   17,597,863    $  (1,192,000)    $   3,043,510
                            =============     =============     =============     ============      ============

ASSETS HELD FOR SALE:

Island Plaza
   Fort Myers, FL          $            -

Southpointe Plaza
   Sacramento, CA               5,421,763
                            -------------
                           $    5,421,763
                            =============



(b) The carrying values of Pine Hills Apartments and Towne Center Shopping Center were reduced by $692,000 and $500,000, respectively, in 1991. The carrying value of Island Plaza Shopping Center was reduced by $1,500,085 in 1995.

(c) Assets held for sale are stated at lower of cost or fair value less cost to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------
APARTMENTS:

Pine Hills
   Livingston, TX             $      605,145     $    3,735,664   $      4,340,809    $   (1,756,654)

Sleepy Hollow
   Cleveland, TX                     363,051          4,297,494          4,660,545        (1,952,845)

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                     294,546          5,670,698          5,965,244        (2,495,310)

Springwood Plaza
   Dellwood, MO                      784,767          3,579,942          4,364,709        (1,605,337)

Towne Center
   Derby, KS                         361,605          2,165,575          2,527,180        (1,077,026)
                               -------------      -------------    ---------------     -------------

                              $    2,409,114     $   19,449,373   $     21,858,487    $   (8,887,172)
                               =============      =============    ===============     =============

ASSETS HELD FOR SALE (c):

Island Plaza
   Fort Myers, FL                                                 $      2,016,188

Southpointe Plaza
   Sacramento, CA                                                        6,392,000
                                                                   ---------------
                                                                  $      8,408,188
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 7-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $38,562,094 and accumulated depreciation was $16,205,687 at December 31, 1996.

(c) Assets held for sale are stated at lower of cost or fair value less cost to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Pine Hills
   Livingston, TX               1984                        10/85                   5-25

Sleepy Hollow
   Cleveland, TX                1983                        08/85                   5-25

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                1983                        04/85                   5-25

Springwood Plaza
   Dellwood, MO                 1974                        09/85                   5-25

Towne Center
   Derby, KS                    1976                        07/85                   5-25

ASSETS HELD FOR SALE (c):

Island Plaza
   Fort Myers, FL               1985                        04/85

Southpointe Plaza
   Sacramento, CA               1982-84                     11/85





                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------    ---------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   35,244,771    $    36,312,702    $    35,606,449

Improvements...............................               458,752            432,154            706,253

Reclassification to assets held for sale...           (13,794,699)                 -                  -

Write-off of damaged basis.................               (50,337)                 -                  -

Write-down for impairment
   of real estate..........................                     -         (1,500,085)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   21,858,487     $   35,244,771    $    36,312,702
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   12,428,415      $  11,061,009    $     9,770,111

Depreciation...............................             1,191,313          1,367,406          1,290,898

Reclassification to assets held for sale...            (4,712,085)                 -                  -

Write-off of damaged basis.................               (20,471)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    8,887,172     $   12,428,415    $    11,061,009
                                                    =============      =============     ==============


Assets Held for Sale:

Balance of beginning of year...............        $            -     $            -    $             -

Reclassification to assets held for sale...             9,082,614                  -                  -

Improvements...............................                26,058                  -                  -

Write-down for impairment
   of real estate..........................              (700,000)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    8,408,672     $            -    $             -
                                                    =============      =============     ==============


                                    PART III

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is  Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company  and,   earlier,   a  commercial
                                        sales/associate  and analyst with Marcus
                                        and Millichap in San Francisco. In 1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 3,545 Units at January 31, 1997 (approximately 8.86% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

       Neither the General Partner nor any of the officers or directors of its general partner own any limited partnership units.

(C)    Change in control.

       None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $315,497 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $459,658 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

In 1996, the Partnership repaid $642,581 of advances from affiliates.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits


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

        10.5 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. (2)

        11. Statement regarding computation of Net Income per Limited Partnership Unit (see Item 8 - "Organization and Summary of Significant Accounting Policies").


              (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

              (2) Incorporated by reference to the Annual Report of the registrant on form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.


(B) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXIV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 28, 1997                     By:   /s/  Robert A. McNeil
--------------                          ----------------------------------------
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



March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                       Investors, Inc.
                                       (Principal Financial Officer)



March 28, 1997                      By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)