Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1997-05-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended          March 31, 1997
                          ------------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                             1997                1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     2,409,114      $    2,409,114
   Buildings and improvements...............................                19,367,574          19,449,373
                                                                        --------------       -------------
                                                                            21,776,688          21,858,487
   Less:  Accumulated depreciation and amortization.........                (9,056,130)         (8,887,172)
                                                                        --------------       -------------
                                                                            12,720,558          12,971,315

Assets held for sale........................................                 8,410,522           8,408,672

Cash and cash equivalents...................................                 1,778,963           1,615,604
Cash segregated for security deposits.......................                    82,877              82,466
Accounts receivable, net of allowance for doubtful
   accounts of $41,151 at March 31, 1997 and
   December 31, 1996........................................                   894,141             550,752
Prepaid expenses and other assets, net......................                   129,930             142,341
                                                                        --------------       -------------
                                                                       $    24,016,991      $   23,771,150
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,389,547      $    5,421,763
Accounts payable and accrued expenses.......................                   120,752             202,045
Payable to affiliates.......................................                   110,043              74,343
Deferred gain...............................................                   127,096                   -
Security deposits and deferred rental revenue...............                   186,041              91,894
                                                                        --------------       -------------
                                                                             5,933,479           5,790,045
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1997 and December 31, 1996.............................                18,111,350          18,009,967
   General Partner..........................................                   (27,838)            (28,862)
                                                                        --------------       -------------
                                                                            18,083,512          17,981,105
                                                                        --------------       -------------
                                                                       $    24,016,991      $   23,771,150
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           --------------     --------------
Revenue:
   Rental revenue.............................................             $    1,057,741     $    1,024,836
     Interest .................................................                    20,980             31,760
     Gain on involuntary conversion............................                         -             24,663
     Property tax refund.......................................                         -             20,434
                                                                            -------------      -------------
       Total revenue...........................................                 1,078,721          1,101,693
                                                                            -------------      -------------

Expenses:
     Interest..................................................                   103,924            108,824
     Depreciation and amortization.............................                   229,953            333,038
     Property taxes............................................                   110,172            122,076
     Personnel costs...........................................                    87,216             71,976
     Utilities.................................................                    64,893             54,703
     Repairs and maintenance...................................                   102,453             90,919
     Property management fees -affiliates......................                    59,549             54,340
     Other property operating expenses.........................                    66,452             59,299
     General and administrative................................                    29,566             23,455
     General and administrative - affiliates...................                   122,136            147,357
                                                                            -------------      -------------
       Total expenses..........................................                   976,314          1,065,987
                                                                            -------------      -------------

Net income.....................................................            $      102,407     $       35,706
                                                                            =============      =============


Net income allocable to limited partners.......................            $      101,383     $       35,349
Net income allocable to General Partner........................                     1,024                357
                                                                            -------------     --------------
Net income.....................................................            $      102,407     $       35,706
                                                                            =============      =============


Net income per limited partnership unit........................            $         2.53     $          .88
                                                                            =============      =============


Distributions per limited partnership unit.....................            $            -     $         9.38
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                For the Three Months Ended March 31, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Distributions.............................                    -                (375,008)             (375,008)

Net income................................                  357                  35,349                35,706
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $      (22,423)         $   19,022,424        $   19,000,001
                                                  =============           =============         =============



Balance at December 31, 1996..............       $      (28,862)         $   18,009,967        $   17,981,105

Net income................................                1,024                 101,383               102,407
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $      (27,838)         $   18,111,350        $   18,083,512
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      1,003,197         $       954,401
   Cash paid to suppliers............................                     (388,723)               (356,835)
   Cash paid to affiliates...........................                     (145,985)               (128,999)
   Interest received.................................                       20,980                  31,760
   Interest paid.....................................                      (96,425)               (101,591)
   Property taxes paid...............................                     (148,519)               (161,774)
   Property tax refunds..............................                            -                  20,424
                                                                   ---------------          --------------
Net cash provided by operating activities............                      244,525                 257,396
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (48,950)                (56,996)
   Proceeds received from insurance company..........                            -                  75,000
                                                                   ---------------          --------------
Net cash provided by (used in)
   investing activities..............................                      (48,950)                 18,004
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (32,216)                (25,253)
   Distributions paid................................                            -                (375,008)
                                                                   ---------------          ---------------
Net cash used in financing activities................                      (32,216)               (400,261)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                      163,359                (124,861)

Cash and cash equivalents at beginning of
   period............................................                    1,615,604               2,381,183
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,778,963         $     2,256,322
                                                                   ===============          ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------        ----------------
Net income...........................................             $        102,407        $         35,706
                                                                   ---------------         ---------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Gain on involuntary conversion....................                            -                 (24,663)
   Depreciation and amortization.....................                      229,953                 333,038
   Amortization of deferred borrowing costs..........                        7,770                   7,770
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (411)                 (1,776)
     Accounts receivable, net........................                     (148,389)                (78,231)
     Prepaid expenses and other assets, net..........                        4,641                   3,265
     Accounts payable and accrued expenses...........                      (81,293)               (100,626)
     Payable to affiliates...........................                       35,700                  72,698
     Security deposits and deferred rental
       revenue.......................................                       94,147                  10,215
                                                                   ---------------          --------------

       Total adjustments.............................                      142,118                 221,690
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        244,525         $       257,396
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXIV, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                    1997            1996
                                                  ---------      ----------

Property management fees....................      $  59,549      $  54,340
Charged to general and administrative -
   affiliates:
   Partnership administration...............         47,288         65,001
   Asset management fee.....................         74,848         82,356
                                                   --------       --------
                                                  $ 181,685      $ 201,697
                                                   ========       ========

Payable to affiliates at March 31, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

In December 1995, wind and hail damage occurred at Pine Hills Apartments. $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in the first quarter of 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 5.
-------

In February 1997, a fire occurred at Riverbay Plaza Shopping Center. One tenant's space was completely destroyed and several tenant spaces incurred water and smoke damage. In addition, there was damage to the roof and ventilation system. The cost of repairs is estimated to total approximately $205,000. Management expects the majority of the repairs, excluding a $10,000 deductible, will be covered by the property's insurance carrier. The Partnership recorded a $127,096 deferred gain in the first quarter of 1997, which represents the amount of expected insurance reimbursements in excess of the basis of the property damaged. The deferred gain will be recognized when the insurance claims proceeds are received.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first three months of 1997 of $102,407 as compared to $35,706 for the first three months of 1996. Revenues were $1,078,721 in 1997, as compared to $1,101,693 for the same period in 1996. Expenses decreased to $976,314 in 1997, from $1,065,987 in 1996.

Net cash provided by operating activities was $244,525 for the first three months of 1997. The Partnership expended $48,950 for capital improvements and $32,216 for principal payments on its mortgage note payable. Cash and cash equivalents increased by $163,359 for the first three months of 1997, leaving a balance of $1,778,963 at March 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $22,972 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was primarily due to the recognition of a gain on involuntary conversion and the receipt of a property tax refund in the first quarter of 1996. In addition, there was a decrease in interest income, partially offset by an increase in rental revenue, as discussed below.

Rental revenue increased by $32,905 for the three months ended March 31, 1997 in relation to the respective period in 1996. Rental revenue increased by approximately $29,000 at Springwood Plaza Shopping Center due to an increase in occupancy from 80% at March 31, 1996 to 87% at March 31, 1997. An increase in rental rates at Towne Center Shopping Center resulted in an increase in rental revenue of approximately $17,000. These increases were partially offset by an approximately $23,000 decrease in rental revenue at Souhpointe Plaza Shopping Center due to a decrease in average occupancy in 1997.

Interest income for the first three months of 1997 decreased by $10,780 as compared to the first three months of 1996. The decrease was due to a lower amount of cash available for short-term investment in the first quarter of 1997. The Partnership held cash and cash equivalents of $1.8 million at March 31, 1997 as compared to $2.3 million at March 31, 1996.

A gain on involuntary conversion of $24,663 was recognized in the first quarter of 1996 relating to wind and hail damage at Pine Hills Apartments (see Item 1, Note 4). No such income was recorded in the first quarter of 1997.

The Partnership received a $20,434 refund of Towne Center's prior years' property taxes in the first quarter of 1996 as a result of appeals filed on behalf of the property. No such property tax refund was received in the first quarter of 1997.

Expenses:

Total expenses decreased by $89,673 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was primarily the result of a decrease in depreciation and amortization expense, as discussed below.

Depreciation and amortization expense for the first quarter of 1997 decreased by $103,085 in relation to the first quarter of 1996. The decrease was due to Island Plaza and Southpointe Plaza being classified as assets held for sale by the Partnership effective April 1, 1996 and October 1, 1996, respectively. In accordance with the Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

Personnel costs increased by $15,240 for the three months ended March 31, 1997 as compared to the same period in the prior year. The cost of workers' compensation insurance was higher in 1997 as a result of an audit performed in the prior year.

Repairs and maintenance expense increased by $11,534 for the first three months of 1997 as compared to the first three months of 1996. The increase was partially due to the hiring of outside services to pick up trash in the parking lots at Southpointe Plaza and Springwood Plaza shopping centers. In addition, there was an increase in carpet cleaning and repair at Pine Hills Apartments as a result of two water heaters bursting and flooding five units.

Utilities increased by $10,190 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was mainly due to an increase of utility rates and the usage of water at Riverbay Plaza Shopping Center due to construction to expand a tenant's space. In addition, average occupancy rates at Pine Hills and Sleepy Hollow apartments decreased in 1997, which meant the properties were paying electricity charges for more vacant units.

General and administrative expenses increased by $6,111 for the quarter ended March 31, 1997 as compared to the same period in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $25,221 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above. In addition there was a decrease in asset management fees as a result of a decrease in the tangible asset value of the Partnership, on which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $244,525 of cash in the first three months of 1997, comparable to the $257,396 generated for the same period in 1996.

The Partnership expended $48,950 and $56,996 for additions to its real estate investments in the first three months of 1997 and 1996, respectively. A greater amount was spent in 1996 to repair wind and hail damage at Pine Hills Apartments as discussed in Item 1, Note 4.

The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments. No such insurance proceeds were received in the first quarter of 1997.

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $32,216 and $25,253 in the first three months of 1997 and 1996, respectively. As the adjustable interest rate on the loan declined in 1997, a larger portion the monthly payment was used to reduce the principal balance on the loan.

No distributions were paid to the limited partners in 1997. The Partnership distributed $375,008 to the limited partners in the first quarter of 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $1,778,963.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1997, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. The Partnership has budgeted approximately $2 million for necessary capital improvements for all properties in 1997 which is expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

Long-term liquidity:

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The lender has verbally indicated a willingness to extend the maturity of the note from April 1, 1997 to September 1, 1997. The Partnership will continue to make monthly principal and interest payments on the note until the agreement is formalized.

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


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    allocated  to the  limited  partners  by the
                                    number   of   limited    partnership   units
                                    outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1997 and 1996.

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXIV, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1997                       By:  /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)