Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1997-08-13
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended       June 30, 1997
                            ----------------------------------------------------


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



             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                     ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,         December 31,
                                                                            1997                1996
                                                                       ---------------    ----------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $     2,409,114    $      2,409,114
   Buildings and improvements...............................                19,595,666          19,449,373
                                                                        --------------       -------------
                                                                            22,004,780          21,858,487
   Less:  Accumulated depreciation and amortization.........                (9,287,396)         (8,887,172)
                                                                        --------------       -------------
                                                                            12,717,384          12,971,315

Assets held for sale........................................                 8,432,908           8,408,672

Cash and cash equivalents...................................                 1,965,677           1,615,604
Cash segregated for security deposits.......................                    83,286              82,466
Accounts receivable, net of allowance for doubtful
   accounts of $41,151 at June 30, 1997 and
   December 31, 1996........................................                   728,611             550,752
Prepaid expenses and other assets, net......................                   129,552             142,341
                                                                        --------------       -------------
                                                                       $    24,057,418      $   23,771,150
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,356,174      $    5,421,763
Accounts payable and accrued expenses.......................                   224,228             202,045
Payable to affiliates.......................................                    23,442              74,343
Deferred gain...............................................                    29,665                   -
Security deposits and deferred rental revenue...............                   122,851              91,894
                                                                        --------------       -------------
                                                                             5,756,360           5,790,045
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1997 and December 31, 1996.............................                18,326,720          18,009,967
   General Partner..........................................                   (25,662)            (28,862)
                                                                        --------------       -------------
                                                                            18,301,058          17,981,105
                                                                        --------------       -------------
                                                                       $    24,057,418      $   23,771,150
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                     Six Months Ended
                                                  June 30,                             June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,051,996   $      1,044,933    $    2,109,737    $     2,069,769
   Interest......................             23,320             27,375            44,300             59,135
   Gain on involuntary
     conversion..................             94,480                  -            94,480             24,663
   Property tax refund...........                  -                  -                 -             20,434
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,169,796          1,072,308         2,248,517          2,174,001
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             94,544            110,213           198,468            219,037
   Depreciation and
     amortization................            229,953            295,240           459,906            628,278
   Property taxes................            107,274            106,192           217,446            228,268
   Personnel costs...............             67,322             65,987           154,538            137,963
   Utilities.....................             52,259             51,997           117,152            106,700
   Repairs and maintenance.......            104,413            105,757           206,866            196,676
   Property management
     fees - affiliates...........             56,410             61,267           115,959            115,607
   Other property operating
     expenses....................             94,696             59,083           161,148            118,382
   General and administrative....             15,623             17,587            45,189             41,042
   General and administrative -
     affiliates..................            129,756            143,779           251,892            291,136
                                       -------------      -------------     -------------      -------------
     Total expenses..............            952,250          1,017,102         1,928,564          2,083,089
                                       -------------      -------------     -------------      -------------

Net income.......................     $      217,546     $       55,206    $      319,953      $      90,912
                                       =============      =============     =============       ============

Net income allocable to
   limited partners..............     $      215,370     $       54,654    $      316,753      $      90,003
Net income allocable to
   General Partner...............              2,176                552             3,200                909
                                       -------------      -------------     -------------      -------------
Net income.......................     $      217,546     $       55,206    $      319,953      $      90,912
                                       =============      =============     =============       ============

Net income per limited
   partnership unit..............     $         5.39     $         1.37    $         7.92      $        2.25
                                       =============      =============     =============       ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         --------------        --------------
Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Net income................................                  909                  90,003                90,912

Distributions.............................                    -                (375,008)             (375,008)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $      (21,871)         $   19,077,078        $   19,055,207
                                                  =============           =============         =============



Balance at December 31, 1996..............       $      (28,862)         $   18,009,967        $   17,981,105

Net income................................                3,200                 316,753               319,953
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $      (25,662)         $   18,326,720        $   18,301,058
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      1,990,376         $     2,034,780
   Cash paid to suppliers............................                     (691,240)               (637,055)
   Cash paid to affiliates...........................                     (418,752)               (423,198)
   Interest received.................................                       44,300                  59,135
   Interest paid.....................................                     (191,161)               (205,085)
   Property taxes paid...............................                     (166,253)               (179,540)
   Property tax refunds..............................                            -                  20,434
                                                                   ---------------          --------------
Net cash provided by operating activities............                      567,270                 669,471
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (296,654)               (159,113)
   Proceeds received from insurance company..........                      145,046                  75,000
                                                                   ---------------          --------------
Net cash used in investing activities................                     (151,608)                (84,113)
                                                                   ---------------          ---------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (65,589)                (53,716)
   Distributions paid................................                            -                (375,008)
   Repayment of advances from affiliates.............                            -                (642,581)
                                                                   ---------------          ---------------
Net cash used in financing activities................                      (65,589)             (1,071,305)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                      350,073                (485,947)

Cash and cash equivalents at beginning of
   period............................................                    1,615,604               2,381,183
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,965,677         $     1,895,236
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $        319,953         $        90,912
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating  activities:
   Gain on involuntary conversion....................                      (94,480)                (24,663)
   Depreciation and amortization.....................                      459,906                 628,278
   Amortization of deferred borrowing costs..........                        7,770                  15,539
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (820)                  8,210
     Accounts receivable, net........................                     (132,317)                (70,364)
     Prepaid expenses and other assets, net..........                        5,019                  (5,346)
     Accounts payable and accrued expenses...........                       22,183                  15,843
     Payable to affiliates...........................                      (50,901)                (16,455)
     Security deposits and deferred rental
       revenue.......................................                       30,957                  27,517
                                                                   ---------------          --------------

       Total adjustments.............................                      247,317                 578,559
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        567,270         $       669,471
                                                                   ===============          ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1997         1996
                                                    ----------    ----------

Property management fees......................      $  115,959    $  115,607
Charged to general and administrative -
   affiliates:
   Partnership administration.................          97,257       128,620
   Asset management fee.......................         154,635       162,516
                                                     ---------     ---------
                                                    $  367,851    $  406,743
                                                     =========     =========

Payable to affiliates at June 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

In December 1995, wind and hail damage occurred at Pine Hills Apartments and $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in the first quarter of 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 5.
-------

In February 1997, a fire occurred at Riverbay Plaza Shopping Center. One tenant's space was completely destroyed and several tenant spaces incurred water and smoke damage. In addition, there was damage to the roof and ventilation system. Repairs of damages totaling approximately $201,000 were completed and reimbursements totaling $145,046 were received from the insurance carrier in the second quarter of 1997. The remaining costs, less a $10,000 deductible, have been submitted to the property's insurance carrier for reimbursement and are included in accounts receivable on the Balance Sheet at June 30, 1997. The Partnership recognized a gain on involuntary conversion of $94,480 and recorded a deferred gain of $29,665 in the first half of 1997. The total gain on involuntary conversion of $124,145 represents the insurance claims in excess of the basis of the property damaged by the fire. The deferred gain on involuntary conversion will be recognized as the remaining insurance claim reimbursements are received.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza and Southpointe Plaza being were placed on the market for sale, no depreciation was taken effective April 1, 1996 and October 1, 1996, respectively. In addition, Springwood Plaza was placed on the market for sale and no depreciation will be taken effective August 1, 1997.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first six months of 1997 of $319,953 as compared to $90,912 for the first six months of 1996. Revenues were $2,248,517 in 1997, as compared to $2,174,001 for the same period in 1996. Expenses decreased to $1,928,564 in 1997, from $2,083,089 in 1996.

Net cash provided by operating activities was $567,270 for the first six months of 1997. The Partnership expended $296,654 for capital improvements and $65,589 for principal payments on its mortgage note payable. The Partnership received $145,046 in insurance reimbursements for a fire that occurred at Riverbay Plaza. Cash and cash equivalents increased by $350,073 for the first six months of 1997, leaving a balance of $1,965,677 at June 30, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $97,488 and $74,516 for the quarter and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to a greater gain on involuntary conversion being recognized in 1997 than in 1996. In addition, there was an increase in rental revenue in 1997. These increases were partially offset by a decrease in interest income and the receipt of a property tax refund in the first quarter of 1996, as discussed below.

Rental revenue increased by $7,063 and $39,968 for the three and six months ended June 30, 1997, respectively, in relation to the respective periods in 1996. Rental revenue for the first half of 1997 increased by approximately $28,000, $24,000 and $22,000 at Island Plaza, Towne Center and Springwood Plaza shopping centers, respectively. The increase at Island Plaza was mainly due to increases in occupancy from 81% at June 30, 1996 to 86% at June 30, 1997. The increase at Towne Center was the result of an increase in rental rates in 1997. An increase in rental rates as well as an increase in average occupancy caused the increase in rental revenue at Springwood Plaza. These increases were partially offset by an approximately $56,000 decrease in rental revenue at Southpointe Plaza Shopping Center due to a decrease in rental rates charged to tenants who were previously paying above market rent.

Interest income for the three and six months ended June 30, 1997 decreased by $4,055 and $14,835, respectively, as compared to the same periods in 1996. The decrease was due to a lower amount of cash available for short-term investment in the first half of 1997. Cash and cash equivalents decreased from $2.4 million at the beginning of 1996 to $1.9 million at June 30, 1996. Cash further decreased to $1.6 million at the beginning of 1997 and was $2.0 million at June 30, 1997. The decrease in available cash was mainly due to distributions paid to the limited partners and the repayment of advances from affiliates in the first half of 1996.

As discussed in Item 1, Note 5, the Partnership recognized a $94,480 gain on involuntary conversion in the second quarter of 1997 relating to a fire that occurred at Riverbay Plaza Shopping Center. A gain on involuntary conversion of $24,663 was recognized in the first quarter of 1996 relating to wind and hail damage at Pine Hills Apartments (see Item 1, Note 4).

The Partnership received a $20,434 refund of Towne Center's prior years' property taxes in the first quarter of 1996 as a result of appeals filed on behalf of the property. No such property tax refund was received in the first half of 1997.

Expenses:

Total expenses decreased by $64,852 and $154,525 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was primarily the result of a decrease in depreciation and amortization expense, as discussed below.

Depreciation and amortization expense for the three and six months ended June 30, 1997 decreased by $65,287 and $168,372, respectively, in relation to the same periods in 1996. The decrease was due to Island Plaza and Southpointe Plaza being classified as assets held for sale by the Partnership effective April 1, 1996 and October 1, 1996, respectively. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

Personnel costs increased by $1,335 and $16,575 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year. The cost of workers' compensation insurance was lower in 1996 as a result of an audit performed in the first quarter of 1996.

Other property operating expenses increased by $35,613 and $42,766 for the three and six months ended June 30, 1997, respectively, in relation to the comparable periods in the prior year. The increase was mainly due to the write off of uncollectible charges relating to a tenant at Springwood Plaza Shopping Center in the second quarter of 1997.

General and administrative expenses decreased by $1,964 for the three months and increased by $4,147 for the six months ended June 30, 1997 as compared to the same periods in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first half of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $14,023 and $39,244 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $567,270 of cash in the first six months of 1997, as compared to the $669,471 generated for the same period in 1996. The decrease in 1997 was mainly due to an increase in cash paid to suppliers and a decrease in cash received from tenants due to the timing of the payment of invoices and the receipt of reimbursements from tenants for common area maintenance, respectively.

The Partnership expended $296,654 and $159,113 for additions to its real estate investments in the first six months of 1997 and 1996, respectively. A greater amount was expended in 1997 to repair fire damage at Riverbay Plaza Shopping Center.

In 1997, the Partnership received $145,046 from the insurance carrier for a fire at Riverbay Plaza. The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments.

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $65,589 and $53,716 in the first six months of 1997 and 1996, respectively. As the adjustable interest rate on the loan declined in 1997, a larger portion the monthly payment was used to reduce the principal balance on the loan.

No distributions were paid to the limited partners in 1997. The Partnership distributed $375,008 to the limited partners in the first half of 1996.

In the second quarter of 1996, the Partnership repaid $642,581 of advances from an affiliate. No such advances were repaid in 1997.

Short-term liquidity:

At June 30, 1997, the Partnership  held cash and cash equivalents of $1,965,677.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1997, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. The Partnership has budgeted approximately $2 million for necessary capital improvements for all properties in 1997, approximately $1.6 million of which will be used to expand an anchor tenant's space at Riverbay
Plaza Shopping Center. The Partnership has arranged financing from a non-affiliate for the Riverbay expansion. The remainder of capital improvements are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The lender extended the maturity of the note from April 1, 1997 to September 1, 1997. The Partnership has received an offer from a non-affiliate to sell the property. If the property is not sold before the maturity date of the mortgage, the Partnership will attempt to extend the maturity date or refinance the mortgage.

Long-term liquidity:

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnerships has placed Island Plaza, Southpointe Plaza and Springwood Plaza on the market for sale effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. The Partnership has received an offer from a non-affiliate to purchase Island Plaza for $2.1 million.


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

         11. Statement regarding computation of Net Income per Limited Partnership Unit: Net income. per limited partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1997 and 1996.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXIV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)