Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1997-11-13
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended           September 30, 1997
                           -----------------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)



Registrant's telephone number, including area code    (972) 448-5800
                                                    ----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,       December 31,
                                                                             1997                1996
                                                                       ----------------     --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     1,624,347      $    2,409,114
   Buildings and improvements...............................                16,132,820          19,449,373
                                                                        --------------       -------------
                                                                            17,757,167          21,858,487
   Less:  Accumulated depreciation and amortization.........                (7,786,879)         (8,887,172)
                                                                        --------------       -------------
                                                                             9,970,288          12,971,315

Assets held for sale........................................                11,129,910           8,408,672

Cash and cash equivalents...................................                 1,829,954           1,615,604
Cash segregated for security deposits.......................                    83,668              82,466
Accounts receivable, net of allowance for doubtful
   accounts of $18,498 and $41,151 at September 30,
   1997 and December 31, 1996, respectively.................                   741,006             550,752
Prepaid expenses and other assets, net......................                   134,928             142,341
                                                                        --------------       -------------
                                                                       $    23,889,754      $   23,771,150
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,324,446      $    5,421,763
Accounts payable and accrued expenses.......................                   329,169             202,045
Payable to affiliates.......................................                    23,299              74,343
Deferred gain...............................................                         -                   -
Security deposits and deferred rental revenue...............                   151,103              91,894
                                                                        --------------       -------------
                                                                             5,828,017           5,790,045
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at September 30,
     1997 and December 31, 1996.............................                18,084,793          18,009,967
   General Partner..........................................                   (23,056)            (28,862)
                                                                        --------------       -------------
                                                                            18,061,737          17,981,105
                                                                        --------------       -------------
                                                                       $    23,889,754      $   23,771,150
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,074,348     $    1,046,447    $    3,184,085     $    3,116,216
   Interest......................             27,505             23,383            71,805             82,518
   Gain on involuntary
     conversion..................             55,105                  -           149,585             24,663
   Other income..................             20,000                  -            20,000             20,434
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,176,958          1,069,830         3,425,475          3,243,831
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             95,306            104,306           293,774            323,343
   Depreciation and
     amortization................            218,048            307,550           677,954            935,828
   Property taxes................            112,726            112,922           330,172            341,190
   Personnel costs...............             80,216             71,413           234,754            209,376
   Utilities.....................             52,299             54,581           169,451            161,281
   Repairs and maintenance.......             97,658            110,042           304,524            306,718
   Property management
     fees - affiliates...........             60,186             55,842           176,145            171,449
   Other property operating
     expenses....................             54,738             56,179           215,886            174,561
   General and administrative....             15,924             47,400            61,113             88,442
   General and administrative -
     affiliates..................            129,178            131,883           381,070            423,019
                                       -------------      -------------     -------------      -------------
     Total expenses..............            916,279          1,052,118         2,844,843          3,135,207
                                       -------------      -------------     -------------      -------------

Net income.......................     $      260,679     $       17,712    $      580,632      $     108,624
                                       =============      =============     =============       ============

Net income allocable to
   limited partners..............     $      258,073     $       17,535    $      574,826      $     107,538
Net income allocable to
   General Partner...............              2,606                177             5,806              1,086
                                       -------------      -------------     -------------       ------------
Net income.......................     $      260,679     $       17,712    $      580,632      $     108,624
                                       =============      =============     =============       ============

Net income per limited
   partnership unit..............     $         6.45     $          .44    $        14.37      $        2.69
                                       =============      =============     =============       ============

Distributions per limited
   partnership unit..............     $        12.50     $         9.38    $        12.50      $       18.75
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $      (22,780)         $   19,362,083        $   19,339,303

Net income................................                1,086                 107,538               108,624

Distributions.............................                    -                (750,016)             (750,016)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $      (21,694)         $   18,719,605        $   18,697,911
                                                  =============           =============         =============



Balance at December 31, 1996..............       $      (28,862)         $   18,009,967        $   17,981,105

Net income................................                5,806                 574,826               580,632

Distributions.............................                    -                (500,000)             (500,000)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $      (23,056)         $   18,084,793        $   18,061,737
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      3,047,071         $     3,014,721
   Cash paid to suppliers............................                   (1,015,557)               (974,332)
   Cash paid to affiliates...........................                     (608,259)               (611,332)
   Interest received.................................                       71,805                  82,518
   Interest paid.....................................                     (285,997)               (301,906)
   Property taxes paid...............................                     (168,816)               (182,103)
   Other income......................................                       20,000                  20,434
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,060,247               1,048,000
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (475,327)               (209,616)
   Proceeds received from insurance company..........                      226,747                  75,000
                                                                   ---------------          --------------
Net cash used in investing activities................                     (248,580)               (134,616)
                                                                   ---------------          ---------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (97,317)                (85,004)
   Distributions paid................................                     (500,000)               (750,016)
   Repayment of advances from affiliates.............                            -                (642,581)
                                                                   ---------------          ---------------
Net cash used in financing activities................                     (597,317)             (1,477,601)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                      214,350                (564,217)

Cash and cash equivalents at beginning of
   period............................................                    1,615,604               2,381,183
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,829,954         $     1,816,966
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $        580,632         $       108,624
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Gain on involuntary conversion....................                     (149,585)                (24,663)
   Depreciation and amortization.....................                      677,954                 935,828
   Amortization of deferred borrowing costs..........                        7,770                  23,309
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,202)                  9,038
     Accounts receivable, net........................                     (190,254)               (149,972)
     Prepaid expenses and other assets, net..........                         (357)                  1,061
     Accounts payable and accrued expenses...........                      127,124                 122,209
     Payable to affiliates...........................                      (51,044)                (16,864)
     Security deposits and deferred rental
       revenue.......................................                       59,209                  39,430
                                                                   ---------------          --------------

       Total adjustments.............................                      479,615                 939,376
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,060,247         $     1,048,000
                                                                   ===============          ==============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                      1997             1996
                                                  -----------      ----------

Property management fees...................       $   176,145      $  171,449
Charged to general and administrative -
   affiliates:
   Partnership administration..............           147,876         179,873
   Asset management fee....................           233,194         243,146
                                                   ----------       ---------
                                                  $   557,215      $  594,468
                                                   ==========       =========

Payable to affiliates at September 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

In December 1995, wind and hail damage occurred at Pine Hills Apartments and $75,000 was received from the insurance carrier in February 1996. The Partnership recorded a $24,663 gain on involuntary conversion in the first quarter of 1996, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

NOTE 5.
-------

In February 1997, a fire occurred at Riverbay Plaza Shopping Center. One tenant's space was completely destroyed and several tenant spaces incurred water and smoke damage. In addition, there was damage to the roof and ventilation system. Repairs of damages totaling approximately $233,000 were completed and reimbursements totaling $226,747 were received from the insurance carrier in 1997. The Partnership recognized a gain on involuntary conversion of $149,585 in 1997, which represents the insurance claims in excess of the basis of the property damaged by the fire.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza, Southpointe Plaza and Springwood Plaza were placed on the market for sale, no depreciation was taken effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first nine months of 1997 of $580,632 as compared to $108,624 for the first nine months of 1996. Revenues were $3,425,475 in 1997, as compared to $3,243,831 for the same period in 1996. Expenses decreased to $2,844,843 in 1997, from $3,135,207 in 1996.

Net cash provided by operating activities was $1,060,247 for the first nine months of 1997. The Partnership expended $475,327 for capital improvements and $97,317 for principal payments on its mortgage note payable. The Partnership received $226,747 in insurance reimbursements for a fire that occurred at Riverbay Plaza. After distributions to the limited partners of $500,000, cash and cash equivalents increased by $214,350 for the first nine months of 1997, leaving a balance of $1,829,954 at September 30, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $107,128 and $181,644 for the quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to a greater gain on involuntary conversion being recognized in 1997 than in 1996. In addition, there was an increase in rental revenue in 1997. These increases were partially offset by a decrease in interest income, as discussed below.

Rental revenue increased by $27,901 and $67,869 for the three and nine months ended September 30, 1997, respectively, in relation to the respective periods in 1996. Rental revenue for the first nine months of 1997 increased by approximately $46,000 and $41,000 at Springwood Plaza and Island Plaza shopping centers, respectively. An increase in rental rates as well as an increase in average occupancy caused the increase in rental revenue at Springwood Plaza. The increase at Island Plaza was mainly due to an increase in occupancy from 79% at the beginning of 1996 to 86% at September 30, 1997. Rental revenue increased at all of the remaining properties except for Southpointe Plaza Shopping Center where rental revenue decreased by approximately $69,000 due to a decrease in rental rates charged to tenants who were previously paying above market rent.

Interest income for the three and nine months ended September 30, 1997 increased by $4,122 and decreased by $10,713, respectively, as compared to the same periods in 1996. The overall decrease was due to a lower amount of cash available for short-term investment in the first half of 1997. Cash and cash equivalents decreased from $2.4 million at the beginning of 1996 to $1.9 million at September 30, 1996. Cash further decreased to $1.6 million at the beginning of 1997 and was $1.8 million at September 30, 1997. The decrease in available cash was mainly due to distributions paid to the limited partners in 1997 and 1996 and the repayment of advances from affiliates in 1996.

As discussed in Item 1, Note 5, the Partnership recognized a $149,585 gain on involuntary conversion in 1997 relating to a fire that occurred at Riverbay Plaza Shopping Center. A gain on involuntary conversion of $24,663 was recognized in 1996 relating to wind and hail damage at Pine Hills Apartments (see Item 1, Note 4).

Expenses:

Total expenses decreased by $135,839 and $290,364 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease was primarily the result of a decrease in depreciation and amortization expense, as discussed below.

Depreciation and amortization expense for the three and nine months ended September 30, 1997 decreased by $89,502 and $257,874, respectively, in relation to the same periods in 1996. The decrease was due to Island Plaza, Southpointe Plaza and Springwood Plaza being classified as assets held for sale by the Partnership effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. In accordance with the Financial Accounting Standards Board's
Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

Personnel costs increased by $8,803 and $25,378 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year. The cost of workers' compensation insurance was lower in 1996 as a result of an audit performed in the first quarter of 1996.

Other property operating expenses decreased by $1,441 and increased by $41,325 for the three and nine months ended September 30, 1997, respectively, in relation to the comparable periods in the prior year. The overall increase was mainly due to expenses incurred in connection with marketing three of the Partnership's properties for sale, as previously discussed.

General and administrative expenses decreased by $31,476 for the three months and by $27,329 for the nine months ended September 30, 1997 as compared to the same periods in 1996. The decrease was mainly due to a decrease in cost incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer. This decrease was partially offset by approximately $14,000 of costs incurred for investor services which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $2,705 and $41,949 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,060,247 of cash in the first nine months of 1997, comparable to the $1,048,000 generated for the same period in 1996.

The Partnership expended $475,327 and $209,616 for additions to its real estate investments in the first nine months of 1997 and 1996, respectively. A greater amount was expended in 1997 to repair fire damage at Riverbay Plaza Shopping Center.

In 1997, the Partnership received $226,747 from the insurance carrier for a fire at Riverbay Plaza. The Partnership received $75,000 from the insurance carrier in 1996 for wind and hail damage at Pine Hills Apartments.

The Partnership made principal payments on the Southpointe Plaza mortgage note payable of $97,317 and $85,004 in the first nine months of 1997 and 1996, respectively. As the adjustable interest rate on the loan declined in 1997, a larger portion of the monthly payment was used to reduce the principal balance on the loan.

The Partnership distributed $500,000 and $750,016 to the limited partners in the first nine months of 1997 and 1996, respectively.

In the second quarter of 1996, the Partnership repaid $642,581 of advances from an affiliate. No such advances were repaid in 1997.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $1,829,954. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt, which matured on September 1, 1997. The Partnership has received an offer from a non-affiliate to sell the property. If the property is not sold, the Partnership will attempt to extend the maturity date or refinance the mortgage.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnership has placed Island Plaza, Southpointe Plaza and Springwood Plaza on the market for sale effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. The Partnership has received an offer from a non-affiliate to purchase Southpointe Plaza for $6.7 million.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.


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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXIV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 13, 1997            By:  /s/  Ron K. Taylor
-----------------               ------------------------------------------------
Date                              Ron K. Taylor
                                  President and Director of McNeil
                                   Investors, Inc.
                                  (Principal Financial Officer)




November 13, 1997            By:  /s/  Carol A. Fahs
-----------------               ------------------------------------------------
Date                              Carol A. Fahs
                                  Vice President of McNeil Investors, Inc.
                                  (Principal Accounting Officer)