Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1998-03-30
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended           December 31, 1997
                                 -----------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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


Documents Incorporated by Reference:     See Item 14, Page 37

                                TOTAL OF 38 PAGES

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of residential and retail real estate. At December 31, 1997, the Partnership owned seven revenue-producing properties as described in Item 2 - Properties. Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 25% of the total Partnership rental revenue in 1997, 27% in 1996 and 30% in 1995.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Island Plaza, Southpointe Plaza and Springwood Plaza on the market for sale effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. The Partnership has received offers from non-affiliates to purchase Island Plaza for $1.85 million and Southpointe Plaza for $6.8 million.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $150 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $268.13 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 9% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Southpointe Plaza Shopping Center, which is subject to a first lien deed of trust as set forth more fully in Item 8
- Note 5 - "Mortgage Note Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1997           Date
Property              Description           of Property          Debt        Property Taxes     Acquired
--------              -----------           -----------          ----        --------------     --------
Real Estate Investments:
Pine Hills            Apartments
Livingston, TX        128 units          $   2,419,669       $           -   $      39,163          10/85

Riverbay Plaza        Retail Center
Riverview, FL         73,065 sq. ft.         5,040,544                   -          64,985          4/85

Sleepy Hollow         Apartments
Cleveland, TX         112 units              2,570,878                   -          63,537          8/85

Towne Center          Retail Center
Derby, KS             94,320 sq. ft.          1,366,827                  -          33,758          7/85
                                           ------------       ------------    ------------
                                         $   11,397,918      $           -   $     201,443
                                           ============       ============    ============
Assets Held for Sale:

Island Plaza          Retail Center
Ft. Myers, FL         60,076 sq. ft.     $  1,810,259        $           -   $      40,481         4/85

Southpointe Plaza     Retail Center
Sacramento, CA        83,506 sq. ft.         6,433,611           5,293,017          92,272         11/85

Springwood Plaza      Retail Center
Dellwood, MO          88,323 sq. ft.         2,691,777                   -          78,915          9/85
                                           -----------        ------------    ------------
                                         $  10,935,647       $   5,293,017   $     211,668
                                          ============        ============    ============

---------------------------------------
Total:    Apartments  -  240 units
          Retail Centers - 399,290 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                      1997             1996            1995           1994          1993
                                 --------------  ---------------  --------------  -------------  ----------

Real Estate Investments:
Pine Hills
   Occupancy Rate............             98%             94%            99%            99%             98%
   Rent Per Square Foot......           $7.10           $6.93          $6.76          $6.44           $6.06

Riverbay Plaza
   Occupancy Rate............            100%             94%            94%            92%             88%
   Rent Per Square Foot......           $7.97           $7.15          $6.85          $8.55           $7.03

Sleepy Hollow
   Occupancy Rate............            100%             92%           100%            99%             95%
   Rent Per Square Foot......           $7.24           $7.14          $7.32          $6.91           $6.76

Towne Center
   Occupancy Rate............             56%            100%           100%           100%             53%
   Rent Per Square Foot......           $3.30           $3.21          $3.59          $3.21           $2.93

Assets Held for Sale:

Island Plaza
   Occupancy Rate............             81%             86%            79%            80%             84%
   Rent Per Square Foot......           $7.25           $6.45          $6.20          $7.09           $7.56

Southpointe Plaza
   Occupancy Rate............             88%             83%            97%            90%             86%
   Rent Per Square Foot......          $12.32          $13.46         $14.18         $14.35          $13.41

Springwood Plaza
   Occupancy Rate............             87%             96%            80%            72%             80%
   Rent Per Square Foot......           $5.95           $6.03          $4.49          $4.59           $4.96

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Pine Hills
----------

Pine Hills is a two-story apartment community located in the small town of Livingston, approximately 60 miles north of Houston, Texas. There is no comparable competition within the area at present, however there is an abundance of affordable alternative housing such as mobile homes and rental houses. Although the property is located on a busy thoroughfare near an interstate highway, visibility is poor as the property frontage is limited to a driveway which leads to the main entrance. The vacant land in front of Pine Hills is currently on the market for sale. If the property is developed, it could have an impact on Pine Hills' future performance. The Partnership expects to maintain occupancy in the mid 90% range in 1998.

Riverbay Plaza
--------------

Riverbay Plaza is a single-story retail shopping center located at the busiest intersection of a rural area near Riverview, Florida. It is anchored by a grocery store and a drugstore and there are two out parcels in front of the center that draw customers to the center. The Partnership recently renovated and expanded the grocery anchor tenant's space. Currently, there is only one competing shopping center in the area, and it is not as well maintained as Riverbay Plaza. There are currently two proposed shopping center developments within five miles of Riverbay Plaza. Any future development is not expected to have a significant impact on the property due to the high occupancy rates in the area and the renovation and expansion of the grocery anchor tenant's space. The Partnership expects to maintain occupancy in the high 90% range in 1998.

Sleepy Hollow
-------------

Sleepy Hollow is a two-story apartment community located in the small town of Cleveland, approximately 30 miles north of Houston, Texas. Although the property is located on a busy thoroughfare approximately three miles from an interstate highway, visibility is poor as the property frontage is limited to a driveway which leads to the main entrance. The driveway is shared with a comparable apartment community that completed exterior renovations, resulting in a decrease in Sleepy Hollow's occupancy in 1996. Occupancy improved in 1997 after Sleepy Hollow completed its own exterior upgrades. A new luxury apartment community opened in 1997 and another community is scheduled to open in early 1998. In addition, low interest rates and the availability of affordable alternative housing such as mobile homes and rental houses have softened the local real estate market. The Partnership expects to maintain occupancy in the low 90% range in 1998 by offering discounts and concessions to tenants.

Towne Center
------------

Towne Center is a retail strip shopping center located in a suburb 10 miles south of Wichita, Kansas. The property is one of five strip shopping centers located in Derby, and it is by far the largest. In 1994, the center became 100% occupied due to the leasing of a large space that comprised 42% of the leasable area and had been vacant for several years. The lease on this space expired in 1997 and was not renewed. Although demand for retail space in Derby is limited, space available is also limited and smaller spaces are not difficult to lease. However, since there is a shortage of tenants requiring large spaces, management is currently investigating the possibility of dividing the large vacated space into three smaller spaces. The Partnership anticipates increasing occupancy to the low 70% range by the end of 1998. Management has concluded that, based on the projected future cash flows of the property, no impairment of value exists.

Assets Held for Sale:

Island Plaza
------------

Island Plaza is a 60,076 square foot, single-story retail strip shopping center located near a major intersection of a suburban market in Ft. Myers, Florida. The property is set back from its frontage road behind three out parcels. The center was anchored by a grocery chain which occupied 30,800 square feet. Two new grocery-anchored shopping centers were developed within the area and have brought strong competition to Island Plaza. The competitors' grocery anchors occupy approximately 65,000 square feet--more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease during 1995, resulting in a reduction in rent. In 1997, the anchor tenant vacated Island Plaza. Although the prior anchor is continuing to pay rent at the higher pre-bankruptcy rate, the property currently does not have an anchor tenant to draw customers to the shopping center. Additionally, road construction completed during 1995 moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described.

In 1998, the Partnership will market the vacant anchor space to attract a new traffic-producing anchor tenant. Management will continue to maintain the current tenants and renew any leases as they come due. Leases for tenants occupying 21% of the shopping center will expire in 1998, and several of these leases will be renewed at lower rates to accommodate the reduction in shoppers at the center. The Partnership placed Island Plaza on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $1.85 million. Based on this offer, the Partnership recorded a $220,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less costs to sell.

Southpointe Plaza
-----------------

Southpointe Plaza is a retail strip shopping center located in the southern quadrant of Sacramento, California. The property is easily accessible and highly visible from the highway. The declining economic conditions in the adjacent neighborhood have resulted in increased criminal activity. The center has strong anchor tenants which, while doing well, seem to be destination stores and do not generate a lot of foot traffic for the center. Upscale shoppers prefer to shop at the new shopping centers built to the south of the property, adjacent to newer housing. Occupancy at the center improved in 1997, however management reduced rents for tenants who were paying rents above market. The Partnership anticipates increasing occupancy to the mid 90% range by the end of 1998 through aggressive leasing by an unaffiliated real estate brokerage firm.

Springwood Plaza
----------------

Springwood Plaza is a multi-leveled strip shopping center located in a suburb of St. Louis, Missouri. The center is anchored by a popular local grocery chain and contains fifteen other retail spaces. The area surrounding the property has been in a slow state of decline for the past few years. Occupancy, which had declined in 1994, increased in 1995 and 1996 due to capital improvements made to improve the appearance of the center. Most of the comparable properties in the area are superior to Springwood Plaza. However, with continued attention to the appearance of the property and rental rates lower than the newer centers in the area, management expects to maintain occupancy in the low to mid 90% range in 1998.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                           Number of                                   Annual                % of Gross
                           Expirations             Square Feet          Rent                 Annual Rent
                           -----------             -----------     -------------             -----------
Real Estate Investments:
Riverbay Plaza
1998                          3                          3,281     $      20,140                    4%
1999                          1                            755             7,550                    2%
2000                          4                          8,720            69,027                   14%
2001                          -                              -                 -                    -
2002                          1                          1,201            13,812                    3%
2003                          1                          1,200            11,400                    2%
2004                          2                         41,197           258,726                   54%
2005 - 2007                   -                              -                 -                    -

Towne Center
1998                          4                         11,087     $      65,269                   26%
1999                          5                          9,229            62,911                   25%
2000                          2                          2,992            17,764                    7%
2001                          1                          2,768            15,584                    6%
2002                          2                         25,660            91,736                   36%
2003 - 2007                   -                              -                 -                    -


                           Number of                                   Annual                % of Gross
                           Expirations             Square Feet          Rent                 Annual Rent
                           -----------             -----------     -------------             -----------
Assets Held for Sale:
Island Plaza
1998                          7                          9,817     $      80,236                   21%
1999                          2                          3,415            28,672                    7%
2000                          3                          3,250            22,575                    6%
2001                          -                              -                 -                    -
2002                          1                          2,370            16,590                    4%
2003                          -                              -                 -                    -
2004                          1                         30,800           241,032                   62%
2005 - 2007                   -                              -                 -                    -

Southpointe Plaza
1998                          3                          6,512     $      88,494                   10%
1999                          3                          5,488            70,877                    8%
2000                          2                          3,872            46,522                    5%
2001                          3                          7,382            77,740                    9%
2002                          7                         24,408           294,171                   34%
2003                          2                         19,848           182,487                   21%
2004                          1                          1,304            15,648                    2%
2005 - 2006                   -                              -                 -                    -
2007                          1                          1,872            45,000                    5%

Springwood Plaza
1998                          2                          3,284     $      26,840                    7%
1999                          4                         54,335           273,537                   67%
2000                          4                          7,161            49,866                   12%
2001                          2                          4,475            32,960                    8%
2002                          1                          7,100            26,625                    6%
2003 - 2007                   -                              -                 -                    -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                        Lease
   Use                              Leased                Annual Rent              Expiration
----------                     --------------             ------------             ----------

Real Estate Investments:

Riverbay Plaza
--------------
Grocery Store                       40,297               $   248,250                  2004
Drugstore 13,500                                             101,250                  2042

Towne Center
------------

Grocery Store                       22,660               $    61,616                  2002

Nature of
Business                       Square Footage                                         Lease
   Use                              Leased                Annual Rent               Expiration
---------                      --------------             -----------               ----------
Assets Held for Sale:

Island Plaza
------------
Grocery Store                       30,800               $   241,032                  2004

Southpointe Plaza
-----------------

Sporting Goods                      10,000               $    50,000                  2002
Toy Store                           14,850                    95,098                  2003

Springwood Plaza
----------------

Grocery Store                       46,558               $   217,679                  1999


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

(B)      Title of Class                  Number of Record Unit Holders

         Limited partnership units       3,258 as of January 31, 1998

(C) Distributions paid to limited partners totaled $500,000 in 1997 and $750,016 in 1996. No distributions were paid to the General Partner in 1997 or 1996. During the last week of March 1998, the Partnership distributed approximately $1,500,000 to the limited partners of record as of March 1, 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   4,186,633  $   4,136,447  $    4,058,503  $   4,127,396  $   3,903,950
Write-down for impairment
   of real estate                        (220,000)      (700,000)     (1,500,085)             -              -
Net income (loss)............             430,179       (608,182)     (1,694,787)       (65,511)       (30,846)

Net income (loss) per limited
   partnership unit..........       $       10.65  $      (15.05) $       (41.95) $       (1.62) $        (.76)
                                     ============   ============   =============   ============   ============

Distributions per limited
   partnership unit..........       $       12.50   $      18.75  $            -  $           -  $           -
                                     ============    ===========   =============   ============   ============

                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...        11,397,918 $   12,971,315  $   22,816,356  $  25,251,693  $  25,836,338
Assets held for sale...........        10,935,647      8,408,672               -              -              -
Total assets...................        25,301,732     23,771,150      25,912,389     27,674,971     28,067,428
Mortgage note payable..........         5,293,017      5,421,763       5,538,527      5,660,558      5,874,740
Partners' equity...............        17,911,284     17,981,105      19,339,303     21,034,090     21,099,601


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating revenue-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of seven properties, the Partnership has operated its properties for production of income.

Island Plaza, a retail strip shopping center located in Ft. Myers, Florida, has experienced strong competition from two grocery-anchored shopping centers in the area. The competitors' grocery anchors occupy more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease during 1995, resulting in a reduction in rent. Additionally, road construction completed during 1995 moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events caused a decline in anticipated future cash flows that were considered to be an impairment; accordingly, the Partnership recorded a write-down for impairment of real estate of $1,500,085 during the fourth quarter of 1995.

The General Partner placed Island Plaza Shopping Center on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $1.85 million. Based on this offer, the Partnership recorded a $220,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less costs to sell.

The General Partner placed Southpointe Plaza Shopping Center on the market for sale effective October 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its fair value less costs to sell.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total revenue increased by $197,959 in 1997 as compared to 1996. The increase was mainly due to a greater gain on involuntary conversion, property tax refund and other revenue being recorded in 1997, as discussed below.

Rental revenue in 1997 increased by $50,186 as compared to 1996. The slight increase was mainly due to increased rental rates at all of the properties except for Southpointe Plaza where expiring leases were renewed at lower market rates in 1997.

A gain on involuntary conversion of $149,585 was recognized in 1997 relating to fire damage that occurred at Riverbay Plaza Shopping Center. In 1996, a $45,134 gain on involuntary conversion relating to wind and hail damage suffered at Pine Hills Apartments was recorded.

In 1997, the assessed taxable value of Southpointe Plaza was reduced by taxing authorities, resulting in a $39,700 refund of prior years' property taxes. The Partnership received $20,433 in refunds of prior years' property taxes for Towne Center Shopping Center in 1996.

In 1997, the Partnership received $30,000 in deposits forfeited by prospective buyers of Southpointe Plaza and Island Plaza. No such income was received in 1996.

Expenses:

Total expenses decreased by $840,402 in 1997 as compared to 1996. The decrease was mainly due to a $700,000 write-down for impairment of real estate recorded in 1996 as compared to a write-down for impairment of $220,000 in 1997. In addition, there was a decrease in depreciation and amortization expense and general and administrative expenses, partially offset by an increase in utilities, as discussed below.

Depreciation and amortization expense in 1997 decreased by $281,194 in relation to 1996. The decrease was due to Island Plaza, Southpointe Plaza and Springwood Plaza being classified as assets held for sale by the Partnership effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. In accordance with the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

In 1997, utilities increased by $31,190 as compared to 1996, mainly due to an increase in water and sewer rates at a majority of the properties. In addition, there was an increase in water usage at Riverbay Plaza due to the expansion of a major tenant's space at the shopping center.

General and administrative expenses decreased by $93,903 in 1997 as compared to 1996. The decrease was mainly due to a decrease in costs incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer. This decrease was partially offset by approximately $18,000 of costs incurred for investor services which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

In 1997, the Partnership recorded a $220,000 write-down for impairment of Island Plaza Shopping Center. In 1996, the Partnership recorded a $700,000 write-down for impairment of Southpointe Plaza Shopping Center.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,504,410 of cash through operating activities in 1997, $1,153,592 in 1996 and $1,215,207 in 1995. The increased cash generated through operating activities in 1997 as compared to 1996 and 1995 was mainly due to an increase in cash received from tenants due to an increase in rental revenue and an increase in collections of prior year receivables. In addition, there was a decrease in cash paid to affiliates in 1997.

In 1997, the Partnership received $226,747 of net insurance proceeds for damage caused by a fire at Riverbay Plaza Shopping Center. In 1996, the Partnership received $75,000 of net insurance proceeds for wind and hail damage suffered at Pine Hills Apartments.

The Partnership spent $537,986, $484,810 and $432,154 on capital additions to its real estate investments and assets held for sale in 1997, 1996 and 1995, respectively. The increase in expenditures in 1997 in relation to 1996 and 1995 was primarily due to costs incurred at Riverbay Plaza to repair a portion of the property destroyed by fire. This increase was partially offset by a decrease in tenant improvements completed at Springwood Plaza Shopping Center in 1997. In addition to the $537,986 spent in 1997, $1,622,873 of tenant improvements were completed at Riverbay Plaza, for which the Partnership has not yet reimbursed the tenant.

The Partnership distributed $500,000 and $750,016 of cash from operations to the limited partners in 1997 and 1996, respectively. No distributions were paid to the limited partners in 1995.

In 1996, the Partnership repaid $642,581 of advances from affiliates.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $2,180,029. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. The Partnership has budgeted approximately $619,000 for necessary capital improvements for all properties in 1998, which are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

In 1997, improvements totaling $1,622,873 were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and have not yet been reimbursed by the Partnership. The Partnership has arranged to obtain a mortgage loan secured by Riverbay Plaza to pay these costs and expects to receive such funds in April 1998.

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

Only one property, Southpointe Plaza Shopping Center, is encumbered with mortgage debt. The Partnership has placed Southpointe Plaza on the market for sale and has received an offer from a non-affiliate to purchase the center for $6.8 million. Although the mortgage note matured in 1997, the Partnership has continued to make regularly scheduled monthly payments on the note and plans to continue doing so until the property can be sold. In accordance with the terms of the mortgage note agreement, when the Partnership is in default of the terms of the agreement, the lender can require the Partnership to make additional payments in the amount of Southpointe Plaza's cash flows from operations. Although to date, the lender has not required payments of such amounts, if the lender does require their payment, all amounts would be applied to the outstanding principal balance, per the mortgage note agreement.

During the last week of March 1998, the Partnership distributed approximately $1,500,000 to the limited partners of record as of March 1, 1998.

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

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Island Plaza, Southpointe Plaza and Springwood Plaza on the market for sale effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. The Partnership has received offers from non-affiliates to purchase Island Plaza for $1.85 million and Southpointe Plaza for $6.8 million.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1997 and 1996...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1997.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       32






All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIV, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIV, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------      --------------

ASSETS
-------
Real estate investments:
   Land.....................................................           $     1,624,347      $    2,409,114
   Buildings and improvements...............................                17,771,163          19,449,373
                                                                        --------------       -------------
                                                                            19,395,510          21,858,487
   Less:  Accumulated depreciation and amortization.........                (7,997,592)         (8,887,172)
                                                                        --------------       -------------
                                                                            11,397,918          12,971,315

Assets held for sale........................................                10,935,647           8,408,672

Cash and cash equivalents...................................                 2,180,029           1,615,604
Cash segregated for security deposits.......................                    84,737              82,466
Accounts receivable, net of allowance for doubtful
   accounts of $24,095 and $41,151 at December 31,
   1997 and 1996, respectively..............................                   588,578             550,752
Prepaid expenses and other assets, net......................                   114,823             142,341
                                                                        --------------       -------------
                                                                       $    25,301,732      $   23,771,150
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,293,017    $      5,421,763
Accounts payable and accrued expenses.......................                   181,540             202,045
Payable to tenant...........................................                 1,622,873                   -
Payable to affiliates.......................................                   192,735              74,343
Security deposits and deferred rental revenue...............                   100,283              91,894
                                                                        --------------       -------------
                                                                             7,390,448           5,790,045
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at
     December 31, 1997 and 1996.............................                17,935,844          18,009,967
   General Partner..........................................                   (24,560)            (28,862)
                                                                        --------------       -------------
                                                                            17,911,284          17,981,105
                                                                        --------------       -------------
                                                                       $    25,301,732     $    23,771,150
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    4,186,633     $    4,136,447    $     4,058,503
   Interest................................                99,777            105,722            123,838
   Gain on involuntary conversion..........               149,585             45,134                  -
   Property tax refund.....................                39,700             20,433             35,142
   Other revenue...........................                30,000                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             4,505,695          4,307,736          4,217,483
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               387,432            427,365            433,768
   Depreciation and amortization...........               910,119          1,191,313          1,367,406
   Property taxes..........................               413,111            423,275            402,569
   Personnel costs.........................               297,655            273,780            284,238
   Repairs and maintenance.................               435,291            399,778            421,102
   Property management fees -
     affiliates............................               241,025            226,592            232,136
   Utilities...............................               244,238            213,048            201,597
   Other property operating expenses.......               296,725            316,234            205,556
   General and administrative..............               102,067            195,970            213,635
   General and administrative -
     affiliates............................               527,853            548,563            650,178
   Write-down for impairment
     of real estate........................               220,000            700,000          1,500,085
                                                    -------------      -------------     --------------
     Total expenses........................             4,075,516          4,915,918          5,912,270
                                                    -------------      -------------     --------------

Net income (loss)..........................        $      430,179     $     (608,182)   $    (1,694,787)
                                                    =============      =============     ==============

Net income (loss) allocable to
   limited partners........................        $      425,877     $     (602,100)   $    (1,677,839)
Net income (loss) allocable to
   General Partner.........................                 4,302             (6,082)           (16,948)
                                                    -------------      -------------     --------------
Net income (loss)..........................        $      430,179     $     (608,182)   $    (1,694,787)
                                                    =============      =============     ==============

Net income (loss) per limited
   partnership unit........................        $        10.65     $       (15.05)   $        (41.95)
                                                    =============      =============     ==============

Distributions per limited partnership
   unit....................................        $        12.50     $        18.75    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                    Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners                Equity
                                                 ---------------         --------------        --------------
Balance at December 31, 1994..............       $       (5,832)         $   21,039,922        $   21,034,090

Net loss..................................              (16,948)             (1,677,839)           (1,694,787)
                                                  -------------           -------------         -------------

Balance at December 31, 1995..............              (22,780)             19,362,083            19,339,303

Net loss..................................               (6,082)               (602,100)             (608,182)

Distributions to limited partners.........                    -                (750,016)             (750,016)
                                                  -------------           -------------         -------------

Balance at December 31, 1996..............              (28,862)             18,009,967            17,981,105

Net income................................                4,302                 425,877               430,179

Distributions to limited partners.........                    -                (500,000)             (500,000)
                                                  -------------           --------------        --------------

Balance at December 31, 1997..............       $      (24,560)         $   17,935,644        $   17,911,284
                                                  =============           =============         =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   ---------------    ---------------  ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    4,177,736     $    3,977,657    $     4,050,223
   Cash paid to suppliers..................            (1,363,390)        (1,370,950)        (1,323,776)
   Cash paid to affiliates.................              (650,486)          (760,339)          (861,503)
   Interest received.......................                99,777            105,722            123,838
   Interest paid...........................              (380,361)          (398,254)          (399,056)
   Property taxes paid.....................              (408,866)          (420,677)          (409,661)
   Property tax refund.....................                     -             20,433             35,142
   Other revenue...........................                30,000                  -                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             1,504,410          1,153,592          1,215,207
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Net proceeds received from
     insurance company.....................               226,747             75,000                  -
   Additions to real estate investments
     and assets held for sale..............              (537,986)          (484,810)          (432,154)
                                                    -------------      -------------     --------------
Net cash used in investing activities......              (311,239)          (409,810)          (432,154)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable..........................              (128,746)          (116,764)          (122,031)
   Repayment of advances from
     affiliates............................                     -           (642,581)                 -
   Distributions to limited partners.......              (500,000)          (750,016)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (628,746)        (1,509,361)          (122,031)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
   and cash equivalents....................               564,425           (765,579)           661,022

Cash and cash equivalents at
   beginning of year.......................             1,615,604          2,381,183          1,720,161
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    2,180,029     $    1,615,604    $     2,381,183
                                                    =============      =============     ==============


See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments" and Note 7 - "Gains on Involuntary Conversions."

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                              For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1997               1996               1995
                                                   --------------    ----------------   ----------------
Net income (loss)..........................        $      430,179    $      (608,182)   $    (1,694,787)
                                                    -------------     --------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization...........               910,119          1,191,313          1,367,406
   Allowance for doubtful accounts.........               (17,056)            41,151            (77,044)
   Amortization of deferred borrowing
     costs.................................                 7,770             31,079             31,079
   Amortization of deferred gain...........                     -                  -            (17,000)
   Gain on involuntary conversion..........              (149,585)           (45,134)                 -
   Write-down for impairment
     of real estate........................               220,000            700,000          1,500,085
   Changes in assets and liabilities:
     Cash segregated for security deposits.                (2,271)            12,314            (8,929)
     Accounts receivable...................               (20,770)          (158,323)            44,989
     Prepaid expenses and other
       assets, net.........................                19,748             13,070             (1,828)
     Accounts payable and accrued
       expenses............................               (20,505)           (27,583)            35,015
     Payable to affiliates.................               118,392             14,816             20,811
     Security deposits and deferred
       rental revenue......................                 8,389            (10,929)            15,410
                                                    -------------      -------------     --------------

         Total adjustments.................             1,074,231          1,761,774          2,909,994
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    1,504,410     $    1,153,592    $     1,215,207
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial properties. At December 31, 1997, the Partnership owned seven revenue-producing properties as described in Note 4 - "Real Estate Investments." Six of the Partnership's seven properties were acquired in transactions involving payment of all cash to the sellers. A large portion of the Partnership's rental revenue is attributable to one property, Southpointe Plaza Shopping Center. Southpointe Plaza Shopping Center contributed approximately 25% of the total Partnership rental revenue in 1997, 27% in 1996 and 30% in 1995.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Island Plaza, Southpointe Plaza and Springwood Plaza on the market for sale effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively. The Partnership has received offers from non-affiliates to purchase Island Plaza for $1.85 million and Southpointe Plaza for $6.8 million.

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Allocation of Net Income and Net Loss
--------------------------------------

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996, and 1995 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed to the limited partners until the limited partners have received distributions of cash flow equal to a 10% per annum cumulative return on their Adjusted Invested Capital, as defined, and then 100% to the limited partners as a class. At the discretion of the General
Partner, cash from sales or refinancing shall be distributed to limited partners: (first) in an amount which when added to prior distributions from all sources to such limited partners is equal to a cumulative preferred return of 10% per annum; and (second) to limited partners in an amount which when added to prior distributions of cash from sales and refinancing to such limited partners is equal to such limited partners' Original Invested Capital, as defined; and (third) to the limited partners on a per limited partnership unit ("Unit") basis.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

The Partnership distributed $500,000 and $750,016 to the limited partners in 1997 and 1996, respectively. No distributions were made to the partners in 1995.

During the last week of March 1998, the Partnership plans to distribute approximately $1,500,000 to the limited partners of record as of March 1, 1998.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 40,000 Units outstanding in 1997, 1996 and 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Property management fees...................        $      241,025     $      226,592    $       232,136
Charged to general and administrative -
   affiliates:
   Partnership administration..............               210,751            233,066            310,258
   Asset management fee....................               317,102            315,497            339,920
                                                    -------------      -------------     --------------
                                                   $      768,878     $      775,155    $       882,314
                                                    =============      =============     ==============

In 1996, the Partnership repaid $642,581 of non-interest bearing advances from affiliates.

Payable to affiliates at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $5,529,886 in 1997, $6,081,071 in 1996 and $5,490,840 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1997                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------
Pine Hills Apartments
   Livingston, TX              $      605,145      $    3,764,012      $   (1,949,488)     $    2,419,669
Riverbay Plaza
   Riverview, FL                      294,546           7,451,775          (2,705,777)          5,040,544
Sleepy Hollow Apartments
   Cleveland, TX                      363,051           4,370,296          (2,162,469)          2,570,878
Towne Center
   Derby, KS                          361,605           2,185,080          (1,179,858)          1,366,827
                                -------------       -------------       -------------       -------------

                               $    1,624,347      $   17,771,163      $   (7,997,592)     $   11,397,918
                                =============       =============       =============       =============

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1996                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Pine Hills Apartments          $      605,145      $    3,735,664      $   (1,756,654)     $    2,584,155
Riverbay Plaza                        294,546           5,670,698          (2,495,310)          3,469,934
Sleepy Hollow Apartments              363,051           4,297,494          (1,952,845)          2,707,700
Springwood Plaza (a)                  784,767           3,579,942          (1,605,337)          2,759,372
Towne Center                          361,605           2,165,575          (1,077,026)          1,450,154
                                -------------       -------------       -------------       -------------

                               $    2,409,114      $   19,449,373      $   (8,887,172)     $   12,971,315
                                =============       =============       =============       =============

(a) On August 1, 1997 the General Partner placed Springwood Plaza, located in Dellwood, Missouri, on the market for sale. Springwood Plaza was classified as such at December 31, 1997 with a net book value of $2,691,777.

Island Plaza, a retail strip shopping center located in Ft. Myers, Florida, has experienced strong competition from two grocery-anchored shopping centers in the area. The competitors' grocery anchors occupy more than twice the square footage of Island Plaza's anchor. As a result, the grocery anchor tenant at Island Plaza filed for reorganization under the U.S. bankruptcy laws. In order to keep the anchor open and maintain the viability of Island Plaza, it was necessary to negotiate a modification of the lease during 1995, resulting in a reduction in rent. Additionally, road construction completed during 1995 moved the flow of traffic away from Island Plaza toward the two new shopping centers previously described. These events caused a decline in anticipated future cash flows that were considered to be an impairment; accordingly, the Partnership recorded a write-down for impairment of real estate of $1,500,085 during the fourth quarter of 1995.

The General Partner placed Island Plaza on the market for sale effective April 1, 1996 and has received an offer from a non-affiliate to purchase the center for $1.85 million. Based on this offer, the Partnership recorded a $220,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less costs to sell. The shopping center was classified as an asset held for sale by the Partnership at December 31, 1997 and 1996. The net book value of Island Plaza was $1,810,259 and December 31, 1997 and $2,016,188 at December 31, 1996.

The General Partner placed Southpointe Plaza on the market for sale effective October 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its fair value less costs to sell. The Partnership has received an additional offer from a non-affiliate to purchase the center for $6.8 million. The shopping center was classified as an asset held for sale by the Partnership at December 31, 1997 and 1996. The net book value of Southpointe Plaza was $6,433,611 at December 31, 1997 and $6,392,484 at December 31, 1996.

The results of operations for the assets held for sale at December 31, 1997 were $626,063, $317,577 and $169,474 for the years ended December 31, 1997, 1996 and
1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

In 1997, improvements totaling $1,622,873 were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and have not yet been reimbursed by the Partnership. The Partnership has arranged to obtain a mortgage loan secured by Riverbay Plaza to pay these costs.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1997 are as follows:
                                                 Real Estate      Assets Held
                                                 Investments        For Sale
                                                 -----------     ------------

     1998....................................    $   871,921     $  1,538,864
     1999....................................        791,955        1,339,067
     2000....................................        714,426        1,056,416
     2001....................................        668,770          930,977
     2002....................................        621,136          717,576
     Thereafter..............................      5,350,982          930,714
                                                  ----------      -----------
       Total                                     $ 9,019,190     $  6,513,614
                                                  ==========      ===========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $38,404, $32,518 and $8,426 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $526,529, $548,716 and $444,862 for the years ended December 31, 1997, 1996 and 1995, respectively. These contingent rents and expense reimbursements, which include amounts related to the assets held for sale, are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership, related to Southpointe Plaza Shopping Center, at December 31, 1997 and 1996. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                   December 31,
Property                 Position (a)     Rate %(b)       Maturity                1997           1996
--------                 ---------------------         -----------------     ------------    -----------

Southpointe Plaza        First            7.137          $41,931   9/97      $  5,293,017    $ 5,421,763
                                                                              ===========     ==========

(a)    The debt is non-recourse to the Partnership.

(b) The interest rate varies monthly based on the monthly weighted average cost of savings, borrowings and advances by the Federal Home Loan Bank of San Francisco, with a minimum rate of 5% and a maximum interest rate of 13%. The rate listed above represents the interest rate in effect at December 31, 1997.

The Partnership has placed Southpointe Plaza on the market for sale and has received an offer from a non-affiliate to purchase the center for $6.8 million. Although the mortgage note matured in 1997, the Partnership has continued to make regularly scheduled monthly payments on the note and plans to continue doing so until the property can be sold. In accordance with the terms of the mortgage note agreement, when the Partnership is in default of the terms of the agreement, the lender can require the Partnership to make additional payments in the amount of Southpointe Plaza's cash flows from operations. Although to date, the lender has not required payments of such amounts, if the lender does require their payment, all amounts would be applied to the outstanding principal balance, per the mortgage note agreement.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $4,953,000 at December 31, 1997 and $5,081,000 at December 31, 1996.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

NOTE 7 - GAINS ON INVOLUNTARY CONVERSIONS
-----------------------------------------

In December 1995, wind and hail damage occurred at Pine Hills Apartments. During 1996, reimbursements totaling $75,000 were received from the insurance carrier, and repairs to the property were completed. In 1996, the Partnership recognized a $45,134 gain on involuntary conversion, which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

In February 1997, a fire occurred at Riverbay Plaza Shopping Center. One tenant's space (less than 3% of the total leasable square footage of the center) was completely destroyed. In addition, there was damage to the roof and several tenant spaces incurred water and smoke damage. During 1997, reimbursements totaling $226,747 were received from the insurance carrier and repairs were completed. The Partnership recognized a $149,585 gain on involuntary conversion which represents the amount of insurance reimbursements received in excess of the basis of the property damaged.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                      Costs
                                                         Initial Cost             Cumulative       Capitalized
                               Related                         Buildings and     Write-down for     Subsequent
Description                 Encumbrances          Land         Improvements      Impairment (b)   To Acquisition
-----------               ---------------    --------------    --------------    --------------   --------------
APARTMENTS:
Pine Hills
   Livingston, TX          $            -    $      605,145    $    3,917,607    $    (692,000)    $     538,405

Sleepy Hollow
   Cleveland, TX                        -           363,051         4,010,076                -           360,220

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                        -           294,546         4,736,097                -         2,715,678

Towne Center
   Derby, KS                            -           361,605         2,359,900         (500,000)          325,180
                           --------------    --------------    --------------     ------------     -------------

                          $             -   $     1,624,347   $    15,023,680    $  (1,192,000)   $    3,939,483
                           ==============    ==============    ==============     ============     =============

Assets Held for Sale (c):

Island Plaza
   Fort Myers, FL        $             -

Southpointe Plaza
   Sacramento, CA              5,293,017

Springwood Plaza
   Dellwood, MO                        -

                         $     5,293,017
                          ==============



(b) The carrying values of Pine Hills Apartments and Towne Center Shopping Center were reduced by $692,000 and $500,000, respectively, in 1991. The carrying value of Island Plaza Shopping Center was reduced by $1,500,085 in 1995. The carrying value of Southpointe Plaza Shopping Center was reduced by $700,000 in 1996. The carrying value of Island Plaza Shopping Center was further reduced by $220,000 in 1997.

(c) Assets held for sale are stated at lower of cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                         Land         Improvements         Total (a)      and Amortization
-----------                         ----         -------------        ---------      ----------------
APARTMENTS:
Pine Hills
   Livingston, TX             $      605,145     $    3,764,012   $      4,369,157    $   (1,949,488)

Sleepy Hollow
   Cleveland, TX                     363,051          4,370,296          4,733,347        (2,162,469)

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                     294,546          7,451,775          7,746,321        (2,705,777)

Towne Center
   Derby, KS                         361,605          2,185,080          2,546,685        (1,179,858)
                               -------------      -------------    ---------------     -------------

                              $    1,624,347     $   17,771,163   $     19,395,510    $   (7,997,592)
                               =============      =============    ===============     =============

Assets Held for Sale (c):

Island Plaza
   Fort Myers, FL                                                 $      1,810,259

Southpointe Plaza
   Sacramento, CA                                                        6,433,611

Springwood Plaza
   Dellwood, MO                                                          2,691,777
                                                                   ---------------

                                                                  $     10,935,647
                                                                   ===============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 7-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $38,707,198 and accumulated depreciation was $17,616,612 at December 31, 1997.

(c) Assets held for sale are stated at lower of cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------
APARTMENTS:
Pine Hills
   Livingston, TX               1984                        10/85                   5-25

Sleepy Hollow
   Cleveland, TX                1983                        08/85                   5-25

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                1983                        04/85                   5-25

Towne Center
   Derby, KS                    1976                        07/85                   5-25

Assets Held for Sale (c):

Island Plaza
   Fort Myers, FL               1985                        04/85

Southpointe Plaza
   Sacramento, CA               1982-84                     11/85

Springwood Plaza
   Dellwood, MO                 1974                        09/85


(c) Assets held for sale are stated at lower of cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------   ----------------
Real estate investments:

Balance at beginning of year...............        $   21,858,487     $   35,244,771   $     36,312,702

Improvements...............................             2,052,205            458,752            432,154

Reclassification to assets held for sale...            (4,368,709)       (13,794,699)                 -

Write-off of damaged basis.................              (146,473)           (50,337)                 -

Write-down for impairment
   of real estate..........................                     -                  -         (1,500,085)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   19,395,510     $   21,858,487    $    35,244,771
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $    8,887,172     $   12,428,415    $    11,061,009

Depreciation...............................               910,119          1,191,313          1,367,406

Reclassification to assets held for sale...            (1,730,388)        (4,712,085)                 -

Write-off of damaged basis.................               (69,311)           (20,471)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    7,997,592     $    8,887,172    $    12,428,415
                                                    =============      =============     ==============


Assets Held for Sale:

Balance of beginning of year...............        $    8,408,672     $            -    $             -

Reclassification to assets held for sale...             2,638,321          9,082,614                  -

Improvements...............................               108,654             26,058                  -

Write-down for impairment
   of real estate..........................              (220,000)          (700,000)                 -
                                                    --------------     -------------     --------------

Balance at end of year.....................        $   10,935,647     $    8,408,672    $             -
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------
Robert A. McNeil               77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil     is   Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company  and,   earlier,   a  commercial
                                        sales/associate  and analyst with Marcus
                                        and Millichap in San Francisco. In 1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A)   Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 3,648 Units at January 31, 1998 (approximately 9% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)   Security ownership of management.

      Neither the General Partner nor any of the officers or directors of its general partner own any limited partnership units.

(C)    Change in control.

       None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $317,102 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $451,776 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

        10.4                       Property  Management  Agreement dated   March
                                   30,  1992,  between  McNeil  Real Estate Fund
                                   XXIV, L.P. and McNeil Real Estate Management,
                                   Inc. (2)

        10.5                       Amendment  of Property  Management  Agreement
                                   dated  March 5, 1993,  by McNeil  Real Estate
                                   Fund  XXIV,   L.P.  and  McNeil  Real  Estate
                                   Management, Inc. (2)

        11.                        Statement regarding computation of net income
                                   per  limited  partnership  unit (see Item 8 -
                                   Note  1  -   "Organization   and  Summary  of
                                   Significant Accounting Policies").


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


(B) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXIV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 30, 1998                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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



March 30, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)



March 30, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)