Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1998-05-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended              March 31, 1998
                                      ------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1998                1997
                                                                       ---------------     ---------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     1,624,347      $    1,624,347
   Buildings and improvements...............................                17,807,131          17,771,163
                                                                        --------------       -------------
                                                                            19,431,478          19,395,510
   Less:  Accumulated depreciation and amortization.........                (8,196,306)         (7,997,592)
                                                                        --------------       -------------
                                                                            11,235,172          11,397,918

Assets held for sale........................................                 4,377,861          10,935,647

Cash and cash equivalents...................................                 1,096,598           2,180,029
Cash segregated for security deposits.......................                    84,167              84,737
Accounts receivable, net of allowance for doubtful
   accounts of $5,597 and $24,095 at March 31, 1998
   and December 31, 1997, respectively......................                   494,112             588,578
Sales proceeds receivable...................................                 6,616,413                   -
Prepaid expenses and other assets, net......................                    65,651             114,823
                                                                        --------------       -------------
                                                                       $    23,969,974      $   25,301,732
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     5,261,941      $    5,293,017
Accounts payable and accrued expenses.......................                   163,032             181,540
Payable to tenant...........................................                 1,622,873           1,622,873
Payable to affiliates.......................................                   527,358             192,735
Security deposits and deferred rental revenue...............                    74,582             100,283
                                                                        --------------       -------------
                                                                             7,649,786           7,390,448
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1998 and December 31, 1997.............................                16,345,659          17,935,844
   General Partner..........................................                   (25,471)            (24,560)
                                                                        --------------       -------------
                                                                            16,320,188          17,911,284
                                                                        --------------       -------------
                                                                       $    23,969,974      $   25,301,732
                                                                        ==============       =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                                1998               1997
                                                                          ---------------     --------------
 Revenue:
   Rental revenue.............................................             $    1,099,396     $    1,057,741
   Interest ...................................................                    28,558             20,980
                                                                            -------------      -------------
     Total revenue.............................................                 1,127,954          1,078,721
                                                                            -------------      -------------

Expenses:
   Interest....................................................                    98,357            103,924
   Depreciation and amortization...............................                   198,714            229,953
   Property taxes..............................................                    99,244            110,172
   Personnel costs.............................................                    76,359             87,216
   Utilities...................................................                    69,500             64,893
   Repairs and maintenance.....................................                    85,806            102,453
   Property management fees - affiliates.......................                    59,726             59,549
   Other property operating expenses...........................                    67,104             66,452
   General and administrative..................................                    85,551             29,566
   General and administrative - affiliates.....................                   136,262            122,136
   Loss on disposition of real estate..........................                   116,347                  -
   Write-down for impairment of real estate....................                   126,080                  -
                                                                            -------------      -------------

     Total expenses............................................                 1,219,050            976,314
                                                                            -------------      -------------

Net income (loss)..............................................            $      (91,096)    $      102,407
                                                                            ==============     =============


Net income (loss) allocable to limited partners................            $      (90,185)    $      101,383
Net income (loss) allocable to General Partner.................                      (911)             1,024
                                                                            --------------    --------------
Net income (loss)..............................................            $      (91,096)    $      102,407
                                                                            ==============     =============


Net income (loss) per limited partnership unit.................            $        (2.25)    $         2.53
                                                                            ==============     =============


Distributions per limited partnership unit.....................            $        37.50     $            -
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                   Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners           Equity (Deficit)
                                                 ---------------         ---------------       ----------------
Balance at December 31, 1996..............       $      (28,862)         $   18,009,967        $   17,981,105

Net income................................                1,024                 101,383               102,407
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $      (27,838)         $   18,111,350        $   18,083,512
                                                  =============           =============         =============



Balance at December 31, 1997..............       $      (24,560)         $   17,935,844        $   17,911,284

Net loss..................................                 (911)                (90,185)              (91,096)

Distributions to limited partners.........                    -              (1,500,000)           (1,500,000)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $      (25,471)         $   16,345,659        $   16,320,188
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      1,115,659         $     1,003,197
   Cash paid to suppliers............................                     (385,691)               (388,723)
   Cash paid to affiliates...........................                      (65,365)               (145,985)
   Interest received.................................                       28,558                  20,980
   Interest paid.....................................                      (97,349)                (96,425)
   Property taxes paid...............................                     (107,659)               (148,519)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      488,153                 244,525
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (40,508)                (48,950)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (31,076)                (32,216)
   Distributions to limited partners.................                   (1,500,000)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,531,076)                (32,216)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                   (1,083,431)                163,359

Cash and cash equivalents at beginning of
   period............................................                    2,180,029               1,615,604
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,096,598         $     1,778,963
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1998                    1997
                                                                  -----------------       ----------------
Net income (loss)....................................             $        (91,096)       $        102,407
                                                                   ---------------         ---------------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization.....................                      198,714                 229,953
   Loss on disposition of real estate................                      116,347                       -
   Write-down for impairment of real estate..........                      126,080                       -
   Amortization of deferred borrowing costs..........                            -                   7,770
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                          570                    (411)
     Accounts receivable, net........................                       45,865                (148,389)
     Prepaid expenses and other assets, net..........                        5,259                   4,641
     Accounts payable and accrued expenses...........                      (18,508)                (81,293)
     Payable to affiliates...........................                      130,623                  35,700
     Security deposits and deferred rental
       revenue.......................................                      (25,701)                 94,147
                                                                   ----------------         --------------

       Total adjustments.............................                      579,249                 142,118
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        488,153         $       244,525
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXIV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 of such fees during the first quarter of 1998 in connection with the sale of Southpointe Plaza Shopping Center. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheet at March 31, 1998.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1998           1997
                                                         ---------     ---------

Property management fees...........................      $  59,726     $  59,549
Charged to general and administrative -
   affiliates:
   Partnership administration......................         56,816        47,288
   Asset management fee............................         79,446        74,848
Charged to loss on disposition of real estate:
   Disposition fee.................................        204,000             -
                                                          --------      --------
                                                         $ 399,988     $ 181,685
                                                          ========      ========

Payable to affiliates at March 31, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fee (1998 only), Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were not received until April 1, 1998. Sales proceeds receivable, as well as the loss on sale, are detailed below.

                                                         Loss         Sales Proceeds
                                                        on sale         Receivable
                                                     -------------    --------------

Sales price.....................................     $  6,800,000     $   6,800,000

Selling costs ..................................         (387,587)         (183,587)
Straight-line rents receivable written off......          (48,601)
Prepaid leasing commissions written off.........          (43,913)
Carrying value..................................       (6,436,246)
                                                       ----------

Loss on disposition of real estate..............      $  (116,347)
                                                       ==========       ------------

Proceeds receivable from sale of real estate....                          6,616,413
Retirement of mortgage note payable.............                         (5,261,942)
Retirement of accrued interest payable..........                            (32,338)
                                                                        -----------

Net cash proceeds receivable....................                       $  1,322,133
                                                                        ===========

As discussed in Note 3, the Partnership incurred a $204,000 disposition fee payable to an affiliate of the General Partner in connection with the sale of Southpointe Plaza. This fee increased the amount of the loss on disposition of real estate and is included in selling costs above. However, as the fee has not yet been paid, it did not reduce the amount of net cash proceeds receivable from the sale. The net cash proceeds from the sale of Southpointe Plaza will be $1,118,133 after payment of the disposition fee.

NOTE 5.
-------

Effective  January 1, 1996,  the  Partnership  adopted the Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Island Plaza, Southpointe Plaza and Springwood Plaza were placed on the market for sale, no depreciation was taken effective April 1, 1996, October 1, 1996 and August 1, 1997, respectively.

NOTE 6.
-------

On April 1, 1998, Island Plaza, a 60,076 square foot shopping center located in Ft. Myers, Florida, was sold to an unaffiliated buyer, for a cash purchase price of $1,850,000. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. Net cash proceeds to the Partnership after payment of various closing costs, amounted to $1,824,520. In connection with the sale, the Partnership incurred a $55,500 disposition fee payable to an affiliate of the General Partner. This fee has not yet been paid. The net cash proceeds from the sale of Island Plaza will be $1,769,020 after payment of the disposition fee.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On March 31, 1998, the Partnership sold Southpointe Plaza for a gross sales price of $6.8 million. The Partnership recognized a $116,347 loss on the sale.

The Partnership reported a net loss for the first three months of 1998 of $91,096 as compared to net income of $102,407 for the first three months of 1997. Revenues were $1,127,954 in 1998 as compared to $1,078,721 for the same period in 1997. Expenses increased to $1,219,050 in 1998 from $976,314 in 1997.

Net cash provided by operating activities was $488,153 for the first three months of 1998. The Partnership expended $40,508 for capital improvements and $31,076 for principal payments on its mortgage note payable. After distributions to the limited partners of $1,500,000, cash and cash equivalents decreased by $1,083,431 for the first three months of 1998, leaving a balance of $1,096,598 at March 31, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $49,233 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was due to increases in rental revenue and interest income, as discussed below.

Rental revenue increased by $41,655 for the three months ended March 31, 1998 in relation to the respective period in 1997. Rental revenue increased or remained stable at all of the properties except Towne Center Shopping Center. Rental revenue increased by approximately $21,000, $19,000 and $15,000 at Southpointe Plaza, Sleepy Hollow and Pine Hills due to increased rental rates and occupancy in the first quarter of 1998. Rental revenue at Island Plaza increased by approximately $15,000 due to an increase in the rental rate charged to an anchor tenant who had previously been in bankruptcy. Rental revenue decreased by approximately $32,000 at Towne Center due to a major tenant vacating a large space in the second quarter of 1997.

Interest income for the three months ended March 31, 1998 increased by $7,578 as compared to the same period in 1997. The increase was due to a higher average amount of cash and cash equivalents available for short-term investment in 1998. Although cash and cash equivalents decreased by $1,083,431 in the first quarter of 1998, $1.5 million of the decrease was due to distributions paid to the limited partners in the last week of March 1998.

Expenses:

Total expenses for the three months ended March 31, 1998 increased by $242,736 as compared to the same period in 1997, as discussed below.

Depreciation and amortization expense for the three months ended March 31, 1998 decreased by $31,239 in relation to the same period in 1997. The decrease was due to Springwood Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on this asset at the time it was placed on the market for sale.

Personnel costs decreased by $10,857 for the three months ended March 31, 1998 as compared to the same period in the prior year. The decrease was mainly due to reduced personnel at Southpointe Plaza in anticipation of the sale of the property. In addition, Riverbay Plaza and Island Plaza were both absent a maintenance employee for part of the first quarter of 1998.

For the first quarter of 1998, repairs and maintenance decreased by $16,647 as compared to the respective quarter in 1997. The decrease was mainly due to a greater amount of cleaning and decorating expenses being incurred in the first quarter of 1997 in an effort to increase occupancy at Pine Hills and Sleepy Hollow apartments. In addition, there was a greater amount of snow removal expenses at Springwood Plaza in 1997 due to heavier snowfall in Missouri, where the property is located.

General and administrative expenses increased by $55,985 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was mainly due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative - affiliates for the first three months of 1998 increased by $14,126 as compared to the same period in 1997. The increase was mainly due to investor services being performed by an affiliate in 1998. In 1997, such costs were paid to an unrelated third party and were included in general and administrative expenses on the Statements of Operations. In addition, there was an increase in asset management fees due to an increase in the tangible asset value of the Partnership, on which the fees are based.

The Partnership recognized a $116,347 loss on the sale of Southpointe Plaza Shopping Center in the first quarter of 1998. No such loss was recognized in the first quarter of 1997.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $488,153 of cash in the first three months of 1998, as compared to $244,525 generated for the same period in 1997.

The Partnership distributed $1,500,000 to the limited partners in the first three months of 1998. No distributions were paid to the limited partners in the first three months of 1997.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,096,598.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

In 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership on April 14, 1998. The Partnership has arranged to obtain a mortgage loan secured by Riverbay Plaza to pay these costs and expects to receive such funds in May 1998.

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. On April 1, 1998, cash proceeds totaling $6,616,413 were received and $5,294,280 was used to pay the principal and accrued interest balance of the mortgage note payable secured by the property. An additional $204,000 disposition fee is payable to the General Partner.

On April 1, 1998, the Partnership sold Island Plaza Shopping Center, located in Ft. Myers, Florida, to an unaffiliated purchaser for a cash purchase price of $1,850,000. Cash proceeds totaling $1,824,520 were received after payment of various closing costs. An additional $55,500 disposition fee is payable to the General Partner.

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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

         11.                        Statement   regarding   computation  of  Net
                                    Income per  Limited  Partnership  Unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1998 and 1997.

         27. Financial Data Schedule for the quarter ended March 31, 1998.

(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated March 31, 1998 was filed on April 9, 1998 regarding the sales of Southpointe Plaza and Island Plaza shopping centers.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXIV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                           -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)