Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1998-08-14
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


      For the quarterly period ended            June 30, 1998
                                       -----------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,           December 31,
                                                                        1998                 1997
                                                                   ------------         -------------
ASSETS
------

Real estate investments:
   Land ...................................................        $  1,624,347         $  1,624,347
   Buildings and improvements .............................          17,974,940           17,771,163
                                                                   ------------         ------------
                                                                     19,599,287           19,395,510
   Less:  Accumulated depreciation and amortization........          (8,385,690)          (7,997,592)
                                                                   ------------         ------------
                                                                     11,213,597           11,397,918

Assets held for sale ......................................           2,715,644           10,935,647

Cash and cash equivalents .................................           4,196,605            2,180,029
Cash segregated for security deposits .....................              84,569               84,737
Accounts receivable, net of allowance for doubtful
   accounts of $5,597 and $24,095 at June 30, 1998
   and December 31, 1997, respectively ....................             467,187              588,578
Prepaid expenses and other assets, net ....................             107,452              114,823
                                                                   ------------         ------------
                                                                   $ 18,785,054         $ 25,301,732
                                                                   ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .....................................        $  1,650,000         $  5,293,017
Accounts payable and accrued expenses .....................             184,934              181,540
Payable to tenant .........................................                --              1,622,873
Payable to affiliates .....................................             596,089              192,735
Security deposits and deferred rental revenue .............              69,508              100,283
                                                                   ------------         ------------
                                                                      2,500,531            7,390,448
                                                                   ------------         ------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at June 30,
     1998 and December 31, 1997 ...........................          16,310,351           17,935,844
   General Partner ........................................             (25,828)             (24,560)
                                                                   ------------         ------------
                                                                     16,284,523           17,911,284
                                                                   ------------         ------------
                                                                   $ 18,785,054         $ 25,301,732
                                                                   ============         ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended             Six Months Ended
                                                 June 30,                     June 30,
                                        --------------------------   --------------------------
                                           1998            1997          1998          1997
                                        -----------    -----------   -----------    -----------
Revenue:
   Rental revenue ...................   $   709,441    $ 1,051,996   $ 1,808,837    $ 2,109,737
   Interest .........................        39,871         23,320        68,429         44,300
   Gain on involuntary
     conversion .....................             -         94,480             -         94,480
                                        -----------    -----------   -----------    -----------
     Total revenue ..................       749,312      1,169,796     1,877,266      2,248,517
                                        -----------    -----------   -----------    -----------

Expenses:
   Interest .........................        10,314         94,544       108,671        198,468
   Depreciation and
     amortization ...................       189,384        229,953       388,098        459,906
   Property taxes ...................        65,113        107,274       164,357        217,446
   Personnel costs ..................        66,067         67,322       142,426        154,538
   Utilities ........................        50,017         52,259       119,517        117,152
   Repairs and maintenance ..........        88,568        104,413       174,374        206,866
   Property management
     fees - affiliates ..............        42,999         56,410       102,725        115,959
   Other property operating
     expenses .......................        33,558         94,696       100,662        161,148
   General and administrative .......       117,427         15,623       202,978         45,189
   General and administrative -
     affiliates .....................       119,127        129,756       255,389        251,892
   Loss on disposition of real
     estate .........................         2,403              -       118,750              -
   Write-down for impairment
     of real estate .................             -              -       126,080              -
                                        -----------    -----------   -----------    -----------
     Total expenses .................       784,977        952,250     2,004,027      1,928,564
                                        -----------    -----------   -----------    -----------

Net income (loss) ...................   $   (35,665)   $   217,546   $  (126,761)   $   319,953
                                        ===========    ===========   ===========    ===========

Net income (loss) allocable to
   limited partners .................   $   (35,308)   $   215,370   $  (125,493)   $   316,753
Net income (loss) allocable to
   General Partner ..................          (357)         2,176        (1,268)         3,200
                                        -----------    -----------   -----------    -----------
Net income (loss) ...................   $   (35,665)   $   217,546   $  (126,761)   $   319,953
                                        ===========    ===========   ===========    ===========

Net income (loss) per limited
   partnership unit .................   $     (0.89)   $      5.39   $     (3.14)   $      7.92
                                        ===========    ===========   ===========    ===========

Distributions per limited
   partnership unit .................   $         -    $         -   $     37.50    $         -
                                        ===========    ===========   ===========    ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997


                                                                               Total
                                             General         Limited          Partners'
                                             Partner         Partners      Equity (Deficit)
                                           -------------   ------------    ----------------
Balance at December 31, 1996 ...........   $    (28,862)   $ 18,009,967    $ 17,981,105

Net income .............................          3,200         316,753         319,953
                                           ------------    ------------    ------------

Balance at June 30, 1997 ...............   $    (25,662)   $ 18,326,720    $ 18,301,058
                                           ============    ============    ============



Balance at December 31, 1997 ...........   $    (24,560)   $ 17,935,844    $ 17,911,284

Net loss ...............................         (1,268)       (125,493)       (126,761)

Distributions to limited partners                     -      (1,500,000)     (1,500,000)
                                           ------------    ------------    ------------

Balance at June 30, 1998 ...............   $    (25,828)   $ 16,310,351    $ 16,284,523
                                           ============    ============    ============




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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                  1998           1997
                                                               ------------   ------------

Cash flows from operating activities:
   Cash received from tenants ..............................   $ 1,764,567    $ 1,990,376
   Cash paid to suppliers ..................................      (785,273)      (691,240)
   Cash paid to affiliates .................................      (214,260)      (418,752)
   Interest received .......................................        68,429         44,300
   Interest paid ...........................................      (128,618)      (191,161)
   Property taxes paid .....................................      (130,630)      (166,253)
                                                               -----------    -----------
Net cash provided by operating activities ..................       574,215        567,270
                                                               -----------    -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ..................................    (1,853,152)      (296,654)
   Proceeds from disposition of real estate ................     8,438,530              -
   Net proceeds received from insurance
     company ...............................................             -        145,046
                                                               -----------    -----------
Net cash provided by (used in) investing activities.........     6,585,378       (151,608)
                                                               -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ...............................................       (31,075)       (65,589)
   Retirement of mortgage note payable .....................    (5,261,942)             -
   Proceeds from mortgage note payable .....................     1,650,000              -
   Distributions to limited partners .......................    (1,500,000)             -
                                                               -----------    -----------
Net cash used in financing activities ......................    (5,143,017)       (65,589)
                                                               -----------    -----------

Net increase in cash and cash equivalents ..................     2,016,576        350,073

Cash and cash equivalents at beginning of
   period ..................................................     2,180,029      1,615,604
                                                               -----------    -----------

Cash and cash equivalents at end of period .................   $ 4,196,605    $ 1,965,677
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                       Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                   1998              1997
                                                                 ----------        ---------
Net income (loss) .......................................        $(126,761)        $ 319,953
                                                                 ---------         ---------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating  activities:
   Gain on involuntary conversion .......................                -           (94,480)
   Depreciation and amortization ........................          388,098           459,906
   Loss on disposition of real estate ...................          118,750                 -
   Write-down for impairment of real estate .............          126,080                 -
   Amortization of deferred borrowing costs .............            2,225             7,770
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............              168              (820)
     Accounts receivable, net ...........................           (8,782)         (132,317)
     Prepaid expenses and other assets, net .............          (42,036)            5,019
     Accounts payable and accrued expenses ..............            3,394            22,183
     Payable to affiliates ..............................          143,854           (50,901)
     Security deposits and deferred rental
       revenue ..........................................          (30,775)           30,957
                                                                 ---------         ---------

       Total adjustments ................................          700,976           247,317
                                                                 ---------         ---------

Net cash provided by operating activities ...............        $ 574,215         $ 567,270
                                                                 =========         =========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 of such fees during the first quarter of 1998 and $55,500 of such fees during the second quarter of 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheet at June 30, 1998.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                  1998           1997
                                                              --------        --------
Property management fees ..............................        $102,725        $115,959
Charged to general and administrative -
   affiliates:
   Partnership administration .........................         119,241          97,257
   Asset management fee ...............................         136,148         154,635
Charged to loss on disposition of real estate:
   Disposition fee ....................................         204,000               -
Charged to write-down for impairment of
   real estate:
   Disposition fee ....................................          55,500               -
                                                               --------        --------
                                                               $617,614        $367,851
                                                               ========        ========

Payable to affiliates at June 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fee (1998 only), Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were not received until April 1, 1998. Sales proceeds received, as well as the loss on sale, are detailed below.

                                                                        Loss                    Sales
                                                                       on Sale                 Proceeds
                                                                  -----------------        ----------------
Sales price..........................................             $      6,800,000         $     6,800,000

Selling costs .......................................                     (389,990)               (185,990)
Straight-line rents receivable written off...........                      (48,601)
Prepaid leasing commissions written off..............                      (43,913)
Carrying value.......................................                   (6,436,246)
                                                                   ----------------

Loss on disposition of real estate...................             $       (118,750)
                                                                   ===============          --------------

Proceeds from sale of real estate....................                                            6,614,010
Retirement of mortgage note payable..................                                           (5,261,942)
Retirement of accrued interest payable...............                                              (32,338)
                                                                                            --------------

Net cash proceeds....................................                                      $     1,319,730
                                                                                            ==============

As discussed in Note 3, the Partnership incurred a $204,000 disposition fee payable to the General Partner in connection with the sale of Southpointe Plaza. This fee increased the amount of the loss on disposition of real estate and is included in selling costs above. However, as the fee has not yet been paid, it did not reduce the amount of net cash proceeds received from the sale. The net cash proceeds from the sale of Southpointe Plaza will be $1,115,730 after payment of the disposition fee.

NOTE 5.
-------

On April 1, 1998, the Partnership sold Island Plaza Shopping Center, located in Ft. Myers, Florida, to an unaffiliated purchaser for a cash purchase price of $1,850,000. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. Sales proceeds are detailed below.

                                                                        Loss                 Sales
                                                                       on Sale              Proceeds
                                                                  -----------------      --------------
Sales price..........................................             $      1,850,000       $   1,850,000

Selling costs .......................................                      (80,980)            (25,480)
Straight-line rents receivable written off...........                      (81,572)
Prepaid leasing commissions written off..............                       (3,269)
Carrying value.......................................                   (1,684,179)
                                                                   ---------------

Loss on disposition of real estate...................             $              -
                                                                   ===============        ------------

Net cash proceeds....................................                                    $   1,824,520
                                                                                          ============

As discussed in Note 3, the Partnership incurred a $55,500 disposition fee payable to the General Partner in connection with the sale of Island Plaza. This fee increased the amount of the write-down for impairment of real estate and is included in selling costs above. However, as the fee has not yet been paid, it did not reduce the amount of net cash proceeds received from the sale. The net cash proceeds from the sale of Island Plaza will be $1,769,020 after payment of the disposition fee.

NOTE 6.
-------

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

NOTE 7.
-------

On June 1, 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space. The mortgage note, payable to an unaffiliated lender, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum and matures on April 15, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On March 31, 1998, the Partnership sold Southpointe Plaza for a gross sales price of $6.8 million. The Partnership recognized a $118,750 loss on the sale. On April 1, 1998, the Partnership sold Island Plaza for a gross sales price of $1.85 million. A $126,080 write-down for impairment of real estate was recorded in the first quarter of 1998 and no gain or loss was recorded on the sale.

The Partnership reported a net loss for the first six months of 1998 of $126,761 as compared to net income of $319,953 for the first six months of 1997. Revenues were $1,877,266 in 1998 as compared to $2,248,517 for the same period in 1997. Expenses increased to $2,004,027 in 1998 from $1,928,564 in 1997.

In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space.

Net cash provided by operating activities was $574,215 for the first six months of 1998. The Partnership expended $1,853,152 for capital improvements and $31,075 for regularly scheduled principal payments on its mortgage note payable. The Partnership received $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers, $5,261,942 of which was used to pay off the mortgage note payable secured by Southpointe Plaza. The Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza and distributed $1,500,000 to the limited partners. Cash and cash equivalents increased by $2,016,576 for the first six months of 1998, leaving a balance of $4,196,605 at June 30, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $420,484 and $371,251 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease was due to decreases in rental revenue and gain on involuntary conversion, partially offset by an increase in interest income, as discussed below.

Rental revenue for the three and six months ended June 30, 1998 decreased by $342,555 and $300,900, respectively, in relation to the comparable periods in 1997. Approximately $380,000 of the decrease was due to the sales of Southpointe Plaza and Island Plaza on March 31, 1998 and April 1, 1998, respectively. In addition, rental revenue decreased by approximately $38,000 at Towne Center due to a major tenant vacating a large space in the second quarter of 1997. Rental revenue increased by approximately $69,000, $29,000 and $23,000 at Riverbay Plaza, Sleepy Hollow and Pine Hills due to increased rental rates and occupancy in the first half of 1998. Rental revenue remained relatively unchanged at Springwood Plaza.

Interest income increased by $16,551 and $24,129 for the quarter and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The increase was due to a higher amount of cash and cash equivalents available for short-term investment in 1998, mainly due to net cash proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers received in the second quarter of 1998.

A gain on involuntary conversion of $94,480 was recognized in the second quarter of 1997 relating to fire damage that occurred at Riverbay Plaza Shopping Center. The gain, which represented the insurance proceeds received in excess of the basis of the property damaged, was recognized as reimbursement proceeds were received from the insurance carrier. No such gain was recognized in the first six months of 1998.

Expenses:

Total expenses decreased by $167,273 for the three months and increased by $75,463 for the six months ended June 30, 1998 as compared to the same periods in 1997. The decrease for the quarter was mainly due to the sales of Southpointe Plaza and Island Plaza on March 31, 1998 and April 1, 1998, respectively. The overall increase in expenses for the six months was mainly due to a loss on disposition of real estate and a write-down for impairment of real estate recognized in the first quarter of 1998, as discussed below.

In conjunction with the sale of Southpointe Plaza, the mortgage note payable secured by the property was retired. This resulted in a decrease in interest expense of $84,230 and $89,797 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997.

Depreciation and amortization expense for the three and six months ended June 30, 1998 decreased by $40,569 and $71,808, respectively, in relation to the same periods in 1997. The decrease was due to Springwood Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on this asset at the time it was placed on the market for sale.

The sales of Southpointe Plaza and Island Plaza resulted in decreased property taxes and repairs and maintenance expenses. For the three and six months ended June 30, 1998, property taxes decreased by $42,161 and $53,089, respectively, and repairs and maintenance decreased by $15,845 and $32,492, respectively, as compared to the same periods in the prior year.

Property management fees for the three and six months ended June 30, 1998 decreased by $13,411 and $13,234, respectively, in relation to the same periods in 1997. The decrease was a result of a decline in gross rental receipts, on which the fees are based, mainly due to the sales of Southpointe Plaza and Island Plaza in 1998.

Other property operating expense decreased by $61,138 and $60,486 for the three and six months ended June 30, 1998, respectively, in relation to the comparable periods in the prior year. Approximately $33,000 of the decrease was due to the sales of Southpointe Plaza and Island Plaza in 1998. In addition, in 1997, a greater amount of bad debts and amortization of prepaid leasing commissions were recognized at Springwood Plaza due to a tenant vacating before the expiration of their lease.

General and administrative expenses increased by $101,804 and $157,789 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first six months of 1998. No such loss was recognized in the first half of 1997.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $574,215 of cash in the first six months of 1998, comparable to the $567,270 generated for the same period in 1997.

The Partnership expended $1,853,152 and $296,654 for capital improvements to its properties in the first six months of 1998 and 1997, respectively. In the fourth quarter of 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership in the second quarter of 1998.

On April 1, 1998, the Partnership received a total of $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers. $5,261,942 of the proceeds was used to repay the Southpointe Plaza mortgage note payable.

In the first half of 1997, the Partnership received $145,046 in proceeds from the insurance company for fire damage that occurred at Riverbay Plaza Shopping Center. No such insurance proceeds were received in the first half of 1998.

The Partnership made $31,075 and $65,589 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in the first six months of 1998 and 1997, respectively. The decrease in 1998 was due to the sale of the property and the repayment of the loan on April 1, 1998.

In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space.

The Partnership distributed $1,500,000 to the limited partners in the first half of 1998. No distributions were paid to the limited partners in the first half of 1997. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

Short-term liquidity:

At June 30, 1998, the Partnership  held cash and cash equivalents of $4,196,605.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. The Partnership has budgeted approximately $619,000 for necessary capital improvements for all properties in 1998 (excluding the approximately $1.6 million of tenant improvements that were completed in 1997 but not reimbursed to the tenant until 1998). These capital improvements are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

In 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership in 1998. The Partnership obtained a mortgage loan secured by Riverbay Plaza to pay these costs and received such funds in June 1998.

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. On April 1, 1998, cash proceeds totaling $6,614,010 were received and $5,294,280 was used to pay the principal and accrued interest balance of the mortgage note payable secured by the property. An additional $204,000 disposition fee is payable to the General Partner.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  -----------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         27. Financial Data Schedule for the quarter ended June 30, 1998.

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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXIV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)