Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1998-11-16
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended     September 30, 1998
                                    --------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,        December 31,
                                                                          1998                 1997
                                                                      ------------         ------------
ASSETS
------

Real estate investments:
   Land ......................................................        $  1,624,347         $  1,624,347
   Buildings and improvements ................................          18,235,974           17,771,163
                                                                      ------------         ------------
                                                                        19,860,321           19,395,510
   Less:  Accumulated depreciation and amortization ..........          (8,789,242)          (7,997,592)
                                                                      ------------         ------------
                                                                        11,071,079           11,397,918

Assets held for sale .........................................           2,729,114           10,935,647

Cash and cash equivalents ....................................           1,225,250            2,180,029
Cash segregated for security deposits ........................              61,853               84,737
Accounts receivable, net of allowance for doubtful
   accounts of $5,597 and $24,095 at September 30,
   1998 and December 31, 1997, respectively ..................             418,503              588,578
Prepaid expenses and other assets, net .......................             143,207              114,823
                                                                      ------------         ------------
                                                                      $ 15,649,006         $ 25,301,732
                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable .......................................        $  1,650,000         $  5,293,017
Accounts payable and accrued expenses ........................             246,473              181,540
Payable to tenant ............................................                  --            1,622,873
Payable to affiliates ........................................             713,940              192,735
Security deposits and deferred rental revenue ................              74,508              100,283
                                                                      ------------         ------------
                                                                         2,684,921            7,390,448
                                                                      ------------         ------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at September 30,
     1998 and December 31, 1997 ..............................          12,991,673           17,935,844
   General Partner ...........................................             (27,588)             (24,560)
                                                                      ------------         ------------
                                                                        12,964,085           17,911,284
                                                                      ------------         ------------
                                                                      $ 15,649,006         $ 25,301,732
                                                                      ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                          September 30,
                                             -------------------------------        -------------------------------
                                                  1998               1997               1998                1997
                                             -----------         -----------        -----------         -----------
Revenue:
   Rental revenue ...................        $   756,191         $ 1,074,348        $ 2,565,028         $ 3,184,085
   Interest .........................             55,681              27,505            124,110              71,805
   Gain on involuntary
     conversion .....................                 --              55,105                 --             149,585
   Other income .....................                 --              20,000                 --              20,000
                                             -----------         -----------        -----------         -----------
     Total revenue ..................            811,872           1,176,958          2,689,138           3,425,475
                                             -----------         -----------        -----------         -----------

Expenses:
   Interest .........................             34,256              95,306            142,927             293,774
   Depreciation and
     amortization ...................            403,552             218,048            791,650             677,954
   Property taxes ...................             55,679             112,726            220,036             330,172
   Personnel costs ..................             69,655              80,216            212,081             234,754
   Utilities ........................             53,966              52,299            173,483             169,451
   Repairs and maintenance ..........             64,045              97,658            238,419             304,524
   Property management
     fees - affiliates ..............             41,969              60,186            144,694             176,145
   Other property operating
     expenses .......................             69,616              54,738            170,278             215,886
   General and administrative .......             78,512              15,924            281,490              61,113
   General and administrative -
     affiliates .....................            116,660             129,178            372,049             381,070
   Loss on disposition of real
     estate .........................                 --                  --            118,750                  --
   Write-down for impairment
     of real estate .................                 --                  --            126,080                  --
                                             -----------         -----------        -----------         -----------
     Total expenses .................            987,910             916,279          2,991,937           2,844,843
                                             -----------         -----------        -----------         -----------

Net income (loss) ...................        $  (176,038)        $   260,679        $  (302,799)        $   580,632
                                             ===========         ===========        ===========         ===========

Net income (loss) allocable to
   limited partners .................        $  (174,278)        $   258,073        $  (299,771)        $   574,826
Net income (loss) allocable to
   General Partner ..................             (1,760)              2,606             (3,028)              5,806
                                             -----------         -----------        -----------         -----------
Net income (loss)....................        $  (176,038)        $   260,679        $  (302,799)        $   580,632
                                             ===========         ===========        ===========         ===========

Net income (loss) per limited
   partnership unit .................        $     (4.35)        $      6.45        $     (7.49)        $     14.37
                                             ===========         ===========        ===========         ===========

Distributions per limited
   partnership unit .................        $     78.61         $     12.50        $    116.11         $     12.50
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                              Total
                                                    General              Limited             Partners'
                                                    Partner              Partners         Equity (Deficit)
                                                 -------------        -------------       ----------------
Balance at December 31, 1996 ............        $    (28,862)        $ 18,009,967         $ 17,981,105

Net income ..............................               5,806              574,826              580,632

Distributions to limited partners........                  --             (500,000)            (500,000)
                                                 ------------         ------------         ------------

Balance at September 30, 1997 ...........        $    (23,056)        $ 18,084,793         $ 18,061,737
                                                 ============         ============         ============



Balance at December 31, 1997 ............        $    (24,560)        $ 17,935,844         $ 17,911,284

Net loss ................................              (3,028)            (299,771)            (302,799)

Distributions to limited partners .......                  --           (4,644,400)          (4,644,400)
                                                 ------------         ------------         ------------

Balance at September 30, 1998 ...........        $    (27,588)        $ 12,991,673         $ 12,964,085
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        1998                1997
                                                                    -----------         -----------
Cash flows from operating activities:
   Cash received from tenants ..............................        $ 2,565,803         $ 3,047,071
   Cash paid to suppliers ..................................         (1,122,475)         (1,015,557)
   Cash paid to affiliates .................................           (255,038)           (608,259)
   Interest received .......................................            124,110              71,805
   Interest paid ...........................................           (158,833)           (285,997)
   Property taxes paid .....................................           (131,803)           (168,816)
   Other income ............................................                 --              20,000
                                                                    -----------         -----------
Net cash provided by operating activities ..................          1,021,764           1,060,247
                                                                    -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ..................................         (2,127,656)           (475,327)
   Proceeds from disposition of real estate ................          8,438,530                  --
   Proceeds received from insurance company ................                 --             226,747
                                                                    -----------         -----------
Net cash provided by (used in) investing activities.........          6,310,874            (248,580)
                                                                    -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ...............................................            (31,075)            (97,317)
   Retirement of mortgage note payable .....................         (5,261,942)                 --
   Proceeds from mortgage note payable .....................          1,650,000                  --
   Distributions to limited partners .......................         (4,644,400)           (500,000)
                                                                    -----------         -----------
Net cash used in financing activities ......................         (8,287,417)           (597,317)
                                                                    -----------         -----------

Net increase (decrease) in cash
   and cash equivalents ....................................           (954,779)            214,350

Cash and cash equivalents at beginning of
   period ..................................................          2,180,029           1,615,604
                                                                    -----------         -----------

Cash and cash equivalents at end of period .................        $ 1,225,250         $ 1,829,954
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                        Nine Months Ended
                                                                           September 30,
                                                                 -------------------------------
                                                                     1998                1997
                                                                 ------------        -----------
Net income (loss) .......................................        $  (302,799)        $   580,632
                                                                 -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Gain on involuntary conversion .......................                 --            (149,585)
   Depreciation and amortization ........................            791,650             677,954
   Loss on disposition of real estate ...................            118,750                  --
   Write-down for impairment of real estate .............            126,080                  --
   Amortization of deferred borrowing costs .............              5,235               7,770
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............             22,884              (1,202)
     Accounts receivable, net ...........................             39,902            (190,254)
     Prepaid expenses and other assets, net .............            (80,801)               (357)
     Accounts payable and accrued expenses ..............             64,933             127,124
     Payable to affiliates ..............................            261,705             (51,044)
     Security deposits and deferred rental
       revenue ..........................................            (25,775)             59,209
                                                                 -----------         -----------

       Total adjustments ................................          1,324,563             479,615
                                                                 -----------         -----------

Net cash provided by operating activities ...............        $ 1,021,764         $ 1,060,247
                                                                 ===========         ===========








The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 of such fees during the first quarter of 1998 and $55,500 of such fees during the second quarter of 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheet at September 30, 1998.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $292,856 and $86,889 were outstanding at September 30, 1998 and December 31, 1997, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ------------------------
                                                                1998            1997
                                                              --------        --------
Property management fees .............................        $144,694        $176,145
Charged to general and administrative -
   affiliates:
   Partnership administration ........................         166,082         147,876
   Asset management fee ..............................         205,967         233,194
Charged to loss on disposition of real estate:
   Disposition fee ...................................         204,000              --
Charged to write-down for impairment of
   real estate:
   Disposition fee ...................................          55,500              --
                                                              --------        --------
                                                              $776,243        $557,215
                                                              ========        ========

Payable to affiliates at September 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fee (1998 only), Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were received on April 1, 1998. Sales proceeds received, as well as the loss on sale, are detailed below.

                                                                    Loss                Sales
                                                                   on Sale             Proceeds
                                                                 ------------        ------------

Sales price..........................................            $ 6,800,000         $ 6,800,000

Selling costs .......................................               (389,990)           (185,990)
Straight-line rents receivable written off...........                (48,601)
Prepaid leasing commissions written off..............                (43,913)
Carrying value.......................................             (6,436,246)
                                                                 ------------        -----------

Loss on disposition of real estate...................            $  (118,750)
                                                                 ===========

Proceeds from sale of real estate....................                                   6,614,010
Retirement of mortgage note payable..................                                  (5,261,942)
Retirement of accrued interest payable...............                                     (32,338)
                                                                                     ------------

Net cash proceeds....................................                                $  1,319,730
                                                                                     ============

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

                                                                     Loss               Sales
                                                                    on Sale            Proceeds
                                                                  ------------       ------------
Sales price..........................................             $ 1,850,000        $  1,850,000

Selling costs .......................................                 (80,980)            (25,480)
Straight-line rents receivable written off...........                 (81,572)
Prepaid leasing commissions written off..............                  (3,269)
Carrying value.......................................              (1,684,179)
                                                                  -----------        ------------

Loss on disposition of real estate...................             $        --
                                                                  ===========

Net cash proceeds....................................                                $  1,824,520
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

NOTE 7.
-------

On June 1, 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space. The mortgage note, payable to an unaffiliated lender, bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum and matures on April 15, 2001. Interest-only payments are due monthly until July 1, 1999, at which time monthly principal and interest payments of $13,301 are due. The remaining principal balance is due at maturity.

NOTE 8.
-------

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

NOTE 9.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


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

The Partnership reported a net loss for the first nine months of 1998 of $302,799 as compared to net income of $580,632 for the first nine months o,f 1997. Revenues decreased to $2,689,138 in 1998 from $3,425,475 for the same period in 1997. Expenses were $2,991,937 in 1998 as compared to $2,844,843 in 1997.

In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space.

Net cash provided by operating activities was $1,021,764 for the first nine months of 1998. The Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza, as previously discussed. The Partnership made $31,075 in regularly scheduled principal payments on its mortgage note payable. The Partnership received $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers, $5,261,942 of which was used to pay off the mortgage note payable secured by Southpointe Plaza. After distributions of $4,644,400 to the limited partners during the first nine months of 1998, cash and cash equivalents decreased by $954,779, leaving a balance of $1,225,250 at September 30, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $365,086 and $736,337 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease was due to decreases in rental revenue, gain on involuntary conversion and other income, partially offset by an increase in interest income, as discussed below.

Rental revenue for the three and nine months ended September 30, 1998 decreased by $318,157 and $619,057, respectively, in relation to the comparable periods in 1997. Approximately $766,000 of the decrease was due to the sales of Southpointe Plaza and Island Plaza on March 31, 1998 and April 1, 1998, respectively. In addition, rental revenue decreased by approximately $32,000 at Towne Center due to a major tenant vacating a large space in the second quarter of 1997. These decreases were partially offset by increases in rental revenue of approximately $89,000, $32,000 and $28,000 at Riverbay Plaza, Sleepy Hollow and Pine Hills, respectively, due to increases in average occupancy rates and rental rates in the first nine months of 1998. Rental revenue remained relatively unchanged at Springwood Plaza.

Interest income increased by $28,176 and $52,305 for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The increase was due to a higher average amount of cash and cash equivalents available for short-term investment in 1998, mainly due to net cash proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers received in the second quarter of 1998.

A gain on involuntary conversion of $149,585 was recognized in the first nine months of 1997 relating to fire damage that occurred at Riverbay Plaza Shopping Center. The gain, which represented the insurance proceeds received in excess of the basis of the property damaged, was recognized as reimbursement proceeds were received from the insurance carrier. No such gain was recognized in the first nine months of 1998.

In the third quarter of 1997, the Partnership received $20,000 for a deposit forfeited by a prospective buyer of Island Plaza. No such income was received in the first nine months of 1998.

Expenses:

Total expenses increased by $71,631 for the three months and by $147,094 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increase was mainly due to a loss on disposition of real estate and a write-down for impairment of real estate recognized in the first quarter of 1998, as discussed below.

Interest expense for the three and nine months ended September 30, 1998 decreased by $61,050 and $150,847, respectively, in relation to the comparable periods in 1997. Interest expense decreased by approximately $196,000 due to the retirement of the Southpointe Plaza mortgage note payable in conjunction with the sale of the property. This decrease was partially offset by an increase in interest expense related to the Riverbay Plaza loan, which was acquired in June 1998.

Depreciation and amortization expense increased by $185,504 and $113,696 for the three and nine months ended September 30, 1998, respectively, in relation to the same periods in 1997. The increase was mainly due to approximately $1.6 million in tenant improvements completed at Riverbay Plaza at the end of 1997.

The sales of Southpointe Plaza and Island Plaza resulted in decreased property taxes, repairs and maintenance expenses and property management fees - affiliates. For the three and nine months ended September 30, 1998, property taxes decreased by $57,047 and $110,136, respectively, repairs and maintenance decreased by $33,613 and $66,105, respectively, and property management fees - affiliates decreased by $18,217 and $31,451, respectively, as compared to the same periods in the prior year.

Other property operating expenses increased by $14,878 for the three months and decreased by $45,608 for the nine months ended September 30, 1998. The overall decrease was due to the sales of Southpointe Plaza and Island Plaza shopping centers. This decrease was partially offset by an increase in bad debts at Springwood Plaza in the third quarter of 1998.

General and administrative expenses increased by $62,588 and $220,377 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first nine months of 1998. No such loss was recognized in the first nine months of 1997.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $1,021,764 of cash in the first nine months of 1998, comparable to the $1,060,247 generated for the same period in 1997.

The Partnership expended $2,127,656 and $475,327 for capital improvements to its properties in the first nine months of 1998 and 1997, respectively. In the fourth quarter of 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership in the second quarter of 1998.

On April 1, 1998, the Partnership received a total of $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers. $5,261,942 of the proceeds was used to repay the Southpointe Plaza mortgage note payable.

In the first nine months of 1997, the Partnership received $226,747 in proceeds from the insurance company for fire damage that occurred at Riverbay Plaza Shopping Center. No such insurance proceeds were received in the first nine months of 1998.

The Partnership made $31,075 and $97,317 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in the first nine months of 1998 and 1997, respectively. The decrease in 1998 was due to the sale of the property and the repayment of the loan on April 1, 1998.

In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space.

The Partnership distributed $4,644,400 and $500,000 to the limited partners in the first nine months of 1998 and 1997, respectively.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $1,225,250. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


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

         27. Financial Data Schedule for the quarter ended September 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXIV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)