Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1999-03-31
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended           December 31, 1998
                                 -----------------------------------------------

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


Documents Incorporated by Reference:     See Item 14, Page 38


                                TOTAL OF 39 PAGES

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of residential and retail real estate. At December 31, 1998, the Partnership owned five revenue-producing properties as described in Item 2 - Properties. A mortgage note payable was obtained in 1998 to fund the expansion of a tenant's space at Riverbay Plaza as further described in Item 8 - Note 5 - "Mortgage Notes Payable."

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Springwood Plaza on the market for sale effective August 1, 1997. Island Plaza and Southpointe Plaza were sold in 1998.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $150 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $268.13 per unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 9.1% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Riverbay Plaza Shopping Center, which is subject to a first lien deed of trust as set forth more fully in Item 8
- Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1998           Date
Property              Description           of Property          Debt        Property Taxes     Acquired
--------              -----------        --------------         ------       --------------     --------
Real Estate Investments:

Pine Hills            Apartments
Livingston, TX        128 units          $  2,275,511        $           -   $      34,303        10/85

Riverbay Plaza        Retail Center
Riverview, FL         79,298 sq. ft.        4,635,098            1,650,000          71,917         4/85

Sleepy Hollow         Apartments
Cleveland, TX         112 units             2,386,862                    -          41,999         8/85

Towne Center          Retail Center
Derby, KS             94,320 sq. ft.        1,837,750                    -          34,763         7/85
                                           ----------         ------------     -----------
                                         $ 11,135,221        $   1,650,000   $     182,982
                                           ==========         ============     ===========
Asset Held for Sale:

Springwood Plaza      Retail Center
Dellwood, MO          88,323 sq. ft.     $  2,737,114        $           -   $      79,054     9/85
                                           ==========         ============    ============

---------------------------------------
Total:    Apartments  -  240 units
          Retail Centers - 261,941 sq. ft.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                      1998             1997            1996           1995          1994
                                 --------------  ---------------  --------------  -------------  ----------

Real Estate Investments:

Pine Hills
   Occupancy Rate............             95%             98%            94%            99%             99%
   Rent Per Square Foot......           $7.40           $7.10          $6.93          $6.76           $6.44

Riverbay Plaza
   Occupancy Rate............            100%            100%            94%            94%             92%
   Rent Per Square Foot......           $9.14           $7.97          $7.15          $6.85           $8.55

Sleepy Hollow
   Occupancy Rate............             94%            100%            92%           100%             99%
   Rent Per Square Foot......           $7.60           $7.24          $7.14          $7.32           $6.91

Towne Center
   Occupancy Rate............             74%             56%           100%           100%            100%
   Rent Per Square Foot......           $3.36           $3.30          $3.21          $3.59           $3.21

Asset Held for Sale:

Springwood Plaza
   Occupancy Rate............             79%             87%            96%            80%             72%
   Rent Per Square Foot......           $5.68           $5.95          $6.03          $4.49           $4.59

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

Competitive Conditions
----------------------

Real Estate Investments:

Pine Hills
----------

Pine Hills is a two-story apartment community located in the small town of Livingston, approximately 60 miles north of Houston, Texas. There is no comparable competition within the area at present, however there is an abundance of affordable alternative housing such as mobile homes and rental houses. Although the property is located on a busy thoroughfare near an interstate highway, visibility is poor as the property frontage is limited to a driveway which leads to the main entrance. The vacant land in front of Pine Hills is currently on the market for sale. If the property is developed, it could have an impact on Pine Hills' future performance. The Partnership expects to maintain occupancy in the mid 90% range in 1999 by offering discounts to attract and maintain tenants and by working to renew leases 90 days prior to the lease expiration.

Riverbay Plaza
--------------

Riverbay Plaza is a single-story retail shopping center located at the busiest intersection of a rural area near Riverview, Florida. It is anchored by a grocery store and a drugstore and there are two out-parcels in front of the center that draw customers to the center. The Partnership renovated and expanded the grocery anchor tenant's space in 1997. Currently, there is only one competing shopping center in the area, and it is not as well maintained as Riverbay Plaza. There are currently two proposed shopping center developments within five miles of Riverbay Plaza. Any future development is not expected to have a significant impact on the property due to the high occupancy rates in the area and the renovation and expansion of the grocery anchor tenant's space. The Partnership expects to maintain occupancy in the high 90% range in 1999.

Sleepy Hollow
-------------

Sleepy Hollow is a two-story apartment community located in the small town of Cleveland, approximately 30 miles north of Houston, Texas. Although the property is located on a busy thoroughfare approximately three miles from an interstate highway, visibility is poor as the property frontage is limited to a driveway which leads to the main entrance. The driveway is shared with a comparable apartment community that completed exterior renovations, resulting in a decrease in Sleepy Hollow's occupancy in 1996. Occupancy improved in 1997 after Sleepy Hollow completed its own exterior upgrades. A new luxury apartment community opened in 1997 and another community opened in 1998. In addition, low interest rates and the availability of affordable alternative housing such as mobile homes and rental houses have softened the local real estate market. The Partnership expects to maintain occupancy in the low 90% range in 1999 by offering discounts and concessions to tenants.

Towne Center
------------

Towne Center is a retail strip shopping center located in a suburb 10 miles south of Wichita, Kansas. The property is one of five strip shopping centers located in Derby, and it is by far the largest. In 1994, the center became 100% occupied due to the leasing of a large space that comprised 42% of the leasable area and had been vacant for several years. The lease on this space expired in 1997 and was not renewed. Although demand for retail space in Derby is limited, space available is also limited and smaller spaces are not difficult to lease. However, since there is a shortage of tenants requiring large spaces, management divided the large vacated space into three smaller spaces. One of the three spaces was leased in late 1998 and another was leased in early 1999. The remaining space (approximately 13% of the leasable area of the property) is expected to remain vacant throughout 1999. Four leases are scheduled to expire in 1999 and all are expected to be renewed at the same or higher rental rates. The Partnership expects to increase occupancy up to the mid 80% range in 1999.

Asset Held for Sale:

Springwood Plaza
----------------

Springwood Plaza is a multi-leveled strip shopping center located in a suburb of St. Louis, Missouri. The center is anchored by a popular local grocery chain and contains fifteen other retail spaces. The area surrounding the property has been in a slow state of decline for the past few years. Most of the comparable properties in the area are superior to Springwood Plaza; however, the center's grocery anchor tenant has continued to draw shoppers to the property. This anchor tenant's lease expires in 1999 and management expects it to be renewed. With continued attention to the appearance of the property and rental rates lower than the newer centers in the area, management expects to increase occupancy to the mid to high 80% range in 1999.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1999 through 2008:

                           Number of                                   Annual            % of Gross
                           Expirations              Square Feet         Rent             Annual Rent
                           -----------              -----------        -------          ------------
Real Estate Investments:

Riverbay Plaza
1999                          2                            755     $       9,950              1%
2000                          5                          8,720            75,853             11%
2001                          1                            750             8,250              1%
2002                          1                          1,201            13,812              2%
2003                          3                          4,425            50,700              7%
2004                          1                            900            10,701              2%
2005 - 2008                   -                              -                 -              -

Towne Center
1999                          4                          6,250     $      48,128             13%
2000                          3                          3,916            26,441              7%
2001                          4                          9,866            59,598             17%
2002                          2                         25,660            91,736             26%
2003                          1                          2,847            21,353              6%
2004                          1                          2,979            19,223              5%
2005-2008                     -                              -                 -              -

Asset Held for Sale:

Springwood Plaza
1999                          4                         54,335     $     273,536             70%
2000                          4                          7,161            53,012             14%
2001                          3                          6,475            48,808             12%
2002                          -                              -                 -              -
2003                          1                          1,800            16,200              4%
2004 - 2008                   -                              -                 -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                   Lease
   Use                              Leased                       Annual Rent                  Expiration
---------                      --------------                    -----------                  ----------

Real Estate Investments:

Riverbay Plaza

Grocery Store                       49,047                         $   422,500                  2013
Drugstore                           13,500                             101,250                  2042

Towne Center

Grocery Store                       22,660                         $    61,616                  2002
Department Store                    17,280                              69,120                  2009
Hardware Store                      10,064                              24,238                  2009

Asset Held for Sale:

Springwood Plaza

Grocery Store                       46,558                         $   217,679                  1999

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)     Title of Class                         Number of Record Unit Holders

        Limited partnership units              2,744 as of February 1, 1999

(C) The Partnership distributed $4,644,400 to the limited partners in 1998, of which $3,144,250 was net cash proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers and the remaining $1,500,150 was cash from operations. Distributions paid to limited partners totaled $500,000 in 1997 from cash from operations. No distributions were paid to the General Partner in 1998 or 1997. During the last week of March 1999, the Partnership distributed approximately $250,000 to the limited partners of record as of March 1, 1999. See
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                 Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------   ------------   -------------   ------------  ------------

Rental revenue...............       $   3,255,378   $  4,186,633   $   4,136,447   $  4,058,503  $  4,127,396
Write-down for impairment
   of real estate                        (126,080)      (220,000)       (700,000)    (1,500,085)            -
Net income (loss)............            (473,023)       430,179        (608,182)    (1,694,787)      (65,511)

Net income (loss) per limited
   partnership unit..........       $      (11.71)  $      10.65   $      (15.05)  $     (41.95) $      (1.62)
                                     ============    ===========    ============    ===========    ==========

Distributions per limited
   partnership unit..........       $      116.11   $      12.50   $       18.75   $          -  $          -
                                     ============    ===========    ============    ===========   ===========


                                                                   As of December 31,
Balance Sheets                          1998            1997            1996           1995           1994
--------------                      -------------   ------------   -------------   ------------  ------------
Real estate investments, net...     $  11,135,221   $ 11,397,918   $  12,971,315   $ 22,816,356  $ 25,251,693
Assets held for sale...........         2,737,114     10,935,647       8,408,672              -             -
Total assets...................        15,504,391     25,301,732      23,771,150     25,912,389    27,674,971
Mortgage notes payable.........         1,650,000      5,293,017       5,421,763      5,538,527     5,660,558
Partners' equity...............        12,793,861     17,911,284      17,981,105     19,339,303    21,034,090


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
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

The General Partner placed Southpointe Plaza Shopping Center on the market for sale effective October 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its fair value less estimated costs to sell. On March 31, 1998, the Partnership sold Southpointe Plaza for a gross sales price of $6.8 million. The Partnership recognized a $118,750 loss on the sale.

The General Partner placed Island Plaza Shopping Center on the market for sale effective April 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $220,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less estimated costs to sell. On April 1, 1998, the Partnership sold Island Plaza for a gross sales price of $1.85 million. A $126,080 write-down for impairment of real estate was recorded in the first quarter of 1998 and no gain or loss was recorded on the sale.

In 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership in 1998. The Partnership obtained a mortgage loan secured by Riverbay Plaza to pay these costs and received such funds in June 1998. See Item 8 - Note 5 - "Mortgage Notes Payable."

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total revenue decreased by $1,110,294 in 1998 as compared to 1997, mainly due to the sales of Southpointe Plaza and Island Plaza shopping centers in 1998. Excluding total revenue of Southpointe Plaza and Island Plaza, total revenue increased by $109,050 in 1998.

Rental revenue in 1998 decreased by $931,255 as compared to 1997. Excluding rental revenue of Southpointe Plaza and Island Plaza, rental revenue increased by $218,280 in 1998. This increase was mainly due to increased rent charged to an anchor tenant at Riverbay Plaza Shopping Center after its space was expanded.

Interest income increased by $40,246 in 1998 as compared to 1997. The increase was mainly due to an increase in cash available for short-term investment in 1998 due to proceeds received from the sales of Southpointe Plaza and Island Plaza on March 31, 1998 and April 1, 1998, respectively.

A gain on involuntary conversion of $149,585 was recognized in 1997 relating to fire damage that occurred at Riverbay Plaza Shopping Center. No such gain on involuntary conversion was recorded in 1998.

In 1997, the assessed taxable value of Southpointe Plaza was reduced by taxing authorities, resulting in a $39,700 refund of prior years' property taxes. No refunds of prior years' property taxes were received in 1998.

In 1997, the Partnership received $30,000 in deposits forfeited by prospective buyers of Southpointe Plaza and Island Plaza. No such income was received in 1998.

Expenses:

Total expenses decreased by $207,092 in 1998 as compared to 1997. Excluding total expenses of Southpointe Plaza and Island Plaza, which were sold in 1998, total expenses increased by $504,785. This increase in expenses was mainly due to an increase in depreciation and amortization and general and administrative expenses. In addition, interest expense, utilities, and other property operating expenses showed significant increases in 1998, partially offset by a decrease in general and administrative-affiliates, as discussed below.

Interest expense in 1998 decreased by $211,414 as compared to 1997. Interest expense related to the Southpointe Plaza mortgage note payable decreased by $290,143 due to the repayment of the loan as a result of the sale of the property. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The Partnership recorded $78,729 of interest expense related to this loan in 1998.

Depreciation and amortization increased by $151,260 in 1998 in relation to the prior year. The increase was mainly due to the amortization of improvements at Riverbay Plaza completed at the end of 1997 to expand an anchor tenant's space.

Property  taxes,   repairs  and  maintenance  and  property  management  fees  -
affiliates decreased by $124,595, $114,356 and $53,249, respectively, mainly due to the sales of Southpointe Plaza and Island Plaza in 1998.

In 1998, utilities expense decreased by $17,910 as compared to the prior year. Excluding expenses for utilities at Southpointe Plaza and Island Plaza, the remaining properties experienced an increase in utilities expense of $25,235. This increase in utilities was partially due to an increase in water usage at Riverbay Plaza due to the expansion of a major tenant's space at the shopping center. In addition, there was an increase in electricity costs at Towne Center Shopping Center due to a tenant vacating a large space in the third quarter of 1997. Since this space was vacant for most of 1998, the shopping center was responsible for paying for the electricity used in this space.

Other property operating expenses decreased by $61,202 in 1998 as compared to 1997. Excluding other property operating expenses at Southpointe Plaza and Island Plaza, other property operating expenses increased by $19,604. This increase is due to a tenant receivable at Springwood Plaza that was written off as uncollectible in 1998.

In 1998, general and administrative expenses increased by $285,955 in relation to 1997. The increase was mainly due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative - affiliates decreased by $76,617 in 1998 as compared to 1997, mainly due to a decrease in asset management fees. Asset management fees decreased as a result of a decline in the tangible asset value of the Partnership, on which the fees are based, due to the sales of Southpointe Plaza and Island Plaza.

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first quarter of 1998. No such loss was recognized in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,290,112 of cash in 1998, $1,504,410 in 1997 and $1,153,592 in
1996.

Cash flows from operating activities decreased by $214,298 in 1998 as compared to 1997. Excluding Southpointe Plaza and Island Plaza , cash flows increased by $187,628. This increase in cash provided by operating activities was mainly due to an increase in cash received from tenants (see above discussion of increase in rental revenue) and a decrease in cash paid to affiliates. These increases in cash provided were partially offset by an increase in cash paid to suppliers, mainly due to an increase in general and administrative expenses, as discussed above.

The increased cash generated through operating activities in 1997 as compared to 1996 was mainly due to an increase in cash received from tenants due to an increase in rental revenue and an increase in collections of prior year receivables. In addition, there was a decrease in cash paid to affiliates in 1997.

In 1997, the Partnership received $226,747 of net insurance proceeds for damage caused by a fire at Riverbay Plaza Shopping Center. In 1996, the Partnership received $75,000 of net insurance proceeds for wind and hail damage suffered at Pine Hills Apartments. No insurance proceeds were received in 1998.

The Partnership expended $2,469,527, $537,986 and $484,810 on capital additions to its real estate investments and assets held for sale in 1998, 1997 and 1996, respectively. The increase in expenditures in 1998 in relation to 1997 and 1996 was primarily due to approximately $1.6 million expended at Riverbay Plaza to expand an anchor tenant's space. These costs were paid by the tenant in 1997 and reimbursed by the Partnership in 1998. In addition, approximately $566,000 of costs were incurred in 1998 for improvements to a new tenant's space at Towne Center Shopping Center. In 1997, repairs totaling approximately $233,000 were completed to repair damage caused by a fire at Riverbay Plaza.

In April 1998, the Partnership received a total of $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers. $5,261,942 of the proceeds was used to repay the Southpointe Plaza mortgage note payable.

The Partnership made $31,075, $128,746 and $116,764 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in 1998, 1997 and 1996, respectively. The decrease in 1998 was due to the sale of the property and the repayment of the loan on April 1, 1998.

In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space.

In 1996, the Partnership repaid $642,581 of advances from affiliates.

The Partnership distributed $4,644,400 to the limited partners in 1998, $3,144,250 of which was net cash proceeds from the sales of Southpointe Plaza and Island Plaza and the remaining $1,500,150 was cash from operations. The Partnership distributed $500,000 and $750,016 of cash from operations to the limited partners in 1997 and 1996, respectively.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $1,103,846. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. The Partnership has budgeted approximately $382,000 for necessary capital improvements for all properties in 1999, which are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

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

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 and $55,500 of such fees during 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheet at December 31, 1998.

During the last week of March 1999, the Partnership distributed approximately $250,000 to the limited partners of record as of March 1, 1999.

Long-term liquidity:

Only one property, Riverbay Plaza Shopping Center, is encumbered with mortgage debt. The mortgage is not due until 2001.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   -----------------------------------------------------------

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1998 and 1997...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1998.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       33






All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIV, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIV, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS

                                                                              December 31,
                                                                       1998                 1997
                                                                  ------------        -------------
ASSETS
------

Real estate investments:
   Land ..................................................        $  1,624,347         $  1,624,347
   Buildings and improvements ............................          18,569,845           17,771,163
                                                                  ------------         ------------
                                                                    20,194,192           19,395,510
   Less:  Accumulated depreciation and amortization ......          (9,058,971)          (7,997,592)
                                                                  ------------         ------------
                                                                    11,135,221           11,397,918

Assets held for sale .....................................           2,737,114           10,935,647

Cash and cash equivalents ................................           1,103,846            2,180,029
Cash segregated for security deposits ....................              62,227               84,737
Accounts receivable, net of allowance for doubtful
   accounts of $38,811 and $24,095 at December 31,
   1998 and 1997, respectively ...........................             306,898              588,578
Prepaid expenses and other assets, net ...................             159,085              114,823
                                                                  ------------         ------------
                                                                  $ 15,504,391         $ 25,301,732
                                                                  ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable ...................................        $  1,650,000         $  5,293,017
Accounts payable and accrued expenses ....................             193,779              181,540
Payable to tenant ........................................                  --            1,622,873
Payable to affiliates ....................................             793,128              192,735
Security deposits and deferred rental revenue ............              73,623              100,283
                                                                  ------------         ------------
                                                                     2,710,530            7,390,448
                                                                  ------------         ------------

Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at
     December 31, 1998 and 1997 ..........................          12,823,151           17,935,844
   General Partner .......................................             (29,290)             (24,560)
                                                                  ------------         ------------
                                                                    12,793,861           17,911,284
                                                                  ------------         ------------
                                                                  $ 15,504,391         $ 25,301,732
                                                                  ============         ============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                     --------------------------------------------------
                                                        1998                1997                1996
                                                     -----------         -----------        -----------

Revenue:
   Rental revenue ...........................        $ 3,255,378         $ 4,186,633        $ 4,136,447
   Interest .................................            140,023              99,777            105,722
   Gain on involuntary conversion ...........                 --             149,585             45,134
   Property tax refund ......................                 --              39,700             20,433
   Other revenue ............................                 --              30,000                 --
                                                     -----------         -----------        -----------
     Total revenue ..........................          3,395,401           4,505,695          4,307,736
                                                     -----------         -----------        -----------

Expenses:
   Interest .................................            176,018             387,432            427,365
   Depreciation and amortization ............          1,061,379             910,119          1,191,313
   Property taxes ...........................            288,516             413,111            423,275
   Personnel costs ..........................            287,861             297,655            273,780
   Repairs and maintenance ..................            320,935             435,291            399,778
   Property management fees -
     affiliates .............................            187,776             241,025            226,592
   Utilities ................................            226,328             244,238            213,048
   Other property operating expenses ........            235,523             296,725            316,234
   General and administrative ...............            388,022             102,067            195,970
   General and administrative -
     affiliates .............................            451,236             527,853            548,563
   Loss on disposition of real estate........            118,750                  --                 --
   Write-down for impairment
     of real estate .........................            126,080             220,000            700,000
                                                     -----------         -----------        -----------
     Total expenses .........................          3,868,424           4,075,516          4,915,918
                                                     -----------         -----------        -----------

Net income (loss) ...........................        $  (473,023)        $   430,179        $  (608,182)
                                                     ===========         ===========        ===========

Net income (loss) allocable to
   limited partners .........................        $  (468,293)        $   425,877        $  (602,100)
Net income (loss) allocable to
   General Partner ..........................             (4,730)              4,302             (6,082)
                                                     -----------         -----------        -----------
Net income (loss) ...........................        $  (473,023)        $   430,179        $  (608,182)
                                                     ===========         ===========        ===========

Net income (loss) per limited
   partnership unit .........................        $    (11.71)        $     10.65        $    (15.05)
                                                     ===========         ===========        ===========

Distributions per limited partnership
   unit .....................................        $    116.11         $     12.50        $     18.75
                                                     ===========         ===========        ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                               Total
                                                    General             Limited              Partners'
                                                    Partner             Partners              Equity
                                                 -------------        -------------        ------------
Balance at December 31, 1995 ............        $    (22,780)        $ 19,362,083         $ 19,339,303

Net loss ................................              (6,082)            (602,100)            (608,182)

Distributions to limited partners .......                  --             (750,016)            (750,016)
                                                 ------------         ------------         ------------

Balance at December 31, 1996 ............             (28,862)          18,009,967           17,981,105

Net income ..............................               4,302              425,877              430,179

Distributions to limited partners........                  --             (500,000)            (500,000)
                                                 ------------         ------------         ------------

Balance at December 31, 1997 ............             (24,560)          17,935,844           17,911,284

Net loss ................................              (4,730)            (468,293)            (473,023)

Distributions to limited partners .......                  --           (4,644,400)          (4,644,400)
                                                 ------------         ------------         ------------

Balance at December 31, 1998 ............        $    (29,290)        $ 12,823,151         $ 12,793,861
                                                 ============         ============         ============



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   For the Years Ended December 31,
                                                       ----------------------------------------------------
                                                            1998               1997                1996
                                                       ------------        ------------        ------------

Cash flows from operating activities:
   Cash received from tenants .................        $ 3,353,156         $ 4,177,736         $ 3,977,657
   Cash paid to suppliers .....................         (1,416,124)         (1,363,390)         (1,370,950)
   Cash paid to affiliates ....................           (298,119)           (650,486)           (760,339)
   Interest received ..........................            140,023              99,777             105,722
   Interest paid ..............................           (188,669)           (380,361)           (398,254)
   Property taxes paid ........................           (300,155)           (408,866)           (420,677)
   Property tax refund ........................                 --                  --              20,433
   Other revenue ..............................                 --              30,000                  --
                                                       -----------         -----------         -----------
Net cash provided by operating
   activities .................................          1,290,112           1,504,410           1,153,592
                                                       -----------         -----------         -----------

Cash flows from investing activities:
   Net proceeds received from
     insurance company ........................                 --             226,747              75,000
   Additions to real estate investments
     and assets held for sale .................         (2,469,527)           (537,986)           (484,810)
   Proceeds from disposition of real
     estate ...................................          8,438,530                  --                  --
                                                       -----------         -----------         -----------
Net cash provided by (used in)
   investing activities .......................          5,969,003            (311,239)           (409,810)
                                                       -----------         -----------         -----------

Cash flows from financing activities:
   Deferred borrowing costs paid ..............            (47,881)                 --                  --
   Principal payments on mortgage
     note payable .............................            (31,075)           (128,746)           (116,764)
   Retirement of mortgage note payable ........         (5,261,942)                 --                  --
   Proceeds from mortgage note
     payable ..................................          1,650,000                  --                  --
   Repayment of advances from
     affiliates ...............................                 --                  --            (642,581)
   Distributions to limited partners ..........         (4,644,400)           (500,000)           (750,016)
                                                       -----------         -----------         -----------
Net cash used in financing activities .........         (8,335,298)           (628,746)         (1,509,361)
                                                       -----------         -----------         -----------

Net increase (decrease) in cash
   and cash equivalents .......................         (1,076,183)            564,425            (765,579)

Cash and cash equivalents at
   beginning of year ..........................          2,180,029           1,615,604           2,381,183
                                                       -----------         -----------         -----------

Cash and cash equivalents at end
   of year ....................................        $ 1,103,846         $ 2,180,029         $ 1,615,604
                                                       ===========         ===========         ===========


See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments," Note 7 - "Gains on Involuntary Conversions" and Note 8 - "Disposition of Real Estate."

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                   For the Years Ended December 31,
                                                          ----------------------------------------------------
                                                              1998                1997                1996
                                                          ------------        -----------         ------------
Net income (loss) ................................        $  (473,023)        $   430,179         $  (608,182)
                                                          -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization .................          1,061,379             910,119           1,191,313
   Allowance for doubtful accounts ...............             14,716             (17,056)             41,151
   Amortization of deferred borrowing
     costs .......................................              8,312               7,770              31,079
   Gain on involuntary conversion ................                 --            (149,585)            (45,134)
   Loss on disposition of real estate ............            118,750                  --                  --
   Write-down for impairment
     of real estate ..............................            126,080             220,000             700,000
   Changes in assets and liabilities:
     Cash segregated for security deposits........             22,510              (2,271)             12,314
     Accounts receivable .........................            136,791             (20,770)           (158,323)
     Prepaid expenses and other
       assets, net ...............................            (51,875)             19,748              13,070
     Accounts payable and accrued
       expenses ..................................             12,239             (20,505)            (27,583)
     Payable to affiliates .......................            340,893             118,392              14,816
     Security deposits and deferred
       rental revenue ............................            (26,660)              8,389             (10,929)
                                                          -----------         -----------         -----------

         Total adjustments .......................          1,763,135           1,074,231           1,761,774
                                                          -----------         -----------         -----------

Net cash provided by operating
   activities ....................................        $ 1,290,112         $ 1,504,410         $ 1,153,592
                                                          ===========         ===========         ===========



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial properties. At December 31, 1998, the Partnership owned five revenue-producing properties as described in Note 4 - "Real Estate Investments." All of the Partnership's remaining properties were acquired in transactions involving payment of all cash to the sellers. A mortgage note payable was obtained in 1998 to fund the expansion of a tenant's space at Riverbay Plaza as further described in Note 5 - "Mortgage Notes Payable."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Springwood Plaza on the market for sale effective August 1, 1997.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization on these assets cease at the time they are placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997, and 1996 have been made in accordance with these provisions.

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

The Partnership distributed $4,644,400, $500,000 and $750,016 to the limited partners in 1998, 1997 and 1996, respectively. During the last week of March 1999, the Partnership distributed approximately $250,000 to the limited partners of record as of March 1, 1999.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 40,000 Units outstanding in 1998, 1997 and 1996.

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

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 and $55,500 of such fees during 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheet at December 31, 1998.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and
 .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                   For the Years Ended December 31,
                                                              ----------------------------------------
                                                                1998            1997            1996
                                                              --------        --------        --------
Property management fees .............................        $187,776        $241,025        $226,592
Charged to general and administrative -
   affiliates:
   Partnership administration ........................         212,274         210,751         233,066
   Asset management fee ..............................         238,962         317,102         315,497
Charged to loss on disposition of real estate:
   Disposition fee ...................................         204,000              --              --
Charged to write-down for impairment
   of real estate:
   Disposition fee ...................................          55,500              --              --
                                                              --------        --------        --------
                                                              $898,512        $768,878        $775,155
                                                              ========        ========        ========

Payable to affiliates at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $5,099,178 in 1998, $5,529,886 in 1997 and $6,081,071 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1998                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Pine Hills Apartments
   Livingston, TX              $      605,145      $    3,809,382      $   (2,139,016)     $    2,275,511
Riverbay Plaza
   Riverview, FL                      294,546           7,583,702          (3,243,150)          4,635,098
Sleepy Hollow Apartments
   Cleveland, TX                      363,051           4,394,014          (2,370,203)          2,386,862
Towne Center
   Derby, KS                          361,605           2,782,747          (1,306,602)          1,837,750
                                -------------       -------------       -------------       -------------

                               $    1,624,347      $   18,569,845      $   (9,058,971)     $   11,135,221
                                =============       =============       =============       =============

                                                                       Accumulated
                                                   Buildings and       Depreciation           Net Book
       1997                         Land           Improvements      and Amortization           Value
       ----                    --------------      ------------      ----------------     ---------------

Pine Hills Apartments          $      605,145      $    3,764,012      $   (1,949,488)     $    2,419,669
Riverbay Plaza                        294,546           7,451,775          (2,705,777)          5,040,544
Sleepy Hollow Apartments              363,051           4,370,296          (2,162,469)          2,570,878
Towne Center                          361,605           2,185,080          (1,179,858)          1,366,827
                                -------------       -------------       -------------       -------------

                               $    1,624,347      $   17,771,163      $   (7,997,592)     $   11,397,918
                                =============       =============       =============       =============

On August 1, 1997 the General Partner placed Springwood Plaza, located in Dellwood, Missouri, on the market for sale. Springwood Plaza was classified as such at December 31, 1998 and 1997 with a net book value of $2,737,114 and $2,691,777, respectively.

The General Partner placed Southpointe Plaza Shopping Center, located in Sacramento, California on the market for sale effective October 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $700,000 write-down for impairment of value during the fourth quarter of 1996 to record the shopping center at its fair value less estimated costs to sell. Southpointe Plaza was classified as an asset held for sale at December 31, 1997 with a net book value of $6,433,611. On March 31, 1998, the Partnership sold Southpointe Plaza for a gross sales price of $6.8 million as further discussed in Note 8 - "Disposition of Real Estate."

The General Partner placed Island Plaza Shopping Center, located in Ft. Myers, Florida, on the market for sale effective April 1, 1996. Based on an offer from a non-affiliate to purchase the center, the Partnership recorded a $220,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less estimated costs to sell. Island Plaza was classified as an asset held for sale at December 31, 1997 with a net book value of $1,810,259. An additional $126,080 write-down for impairment of value was recorded in the first quarter of 1998. On April 1, 1998, the Partnership sold Island Plaza for a gross sales price of $1.85 million as further discussed in Note 8 - "Disposition of Real Estate."

The results of operations for the assets held for sale were $329,990, $626,063 and $317,577 for the years ended December 31, 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

In 1997, improvements totaling approximately $1.6 million were performed at Riverbay Plaza to renovate and expand an anchor tenant's space. These costs were paid by the tenant and reimbursed by the Partnership in 1998. The Partnership obtained a mortgage loan secured by Riverbay Plaza to pay these costs and received such funds in June 1998. See Note 5 - "Mortgage Notes Payable."

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1998 are as follows:

                                              Real Estate     Asset Held
                                              Investments      For Sale

      1999........................        $   1,023,822      $   299,689
      2000........................              950,006          109,031
      2001........................              882,842           49,010
      2002........................              810,055           17,925
      2003........................              710,534            1,500
      Thereafter..................            8,847,137                -
                                           ------------       ----------
       Total                              $  13,224,396      $   477,155
                                           ============       ==========

Future minimum rents do not include contingent rentals based on sales volume of tenants. No contingent rents were recognized in 1998. Contingent rents amounted to $38,404 and $32,518 for the years ended December 31, 1997 and 1996, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $268,396, $526,529 and $548,716 for the years ended December 31, 1998, 1997 and 1996, respectively. These contingent rents and expense reimbursements, which include amounts related to the assets held for sale, are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. The mortgage notes payable are secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                     December 31,
Property                 Position (a)Rate %               Maturity                1998                1997
--------                 ------------------            -----------------     ---------------     -------------
Southpointe Plaza(b)     First            Variable (b)    $41,931  9/97      $             -    $    5,293,017

Riverbay Plaza           First            Variable (c)       (c)   4/01            1,650,000                 -
                                                                                ------------      ------------
                                                              Total          $     1,650,000    $    5,293,017
                                                                                ============      ============

(a)    The debt is non-recourse to the Partnership.

(b)    Southpointe  Plaza   was  sold and the mortgage  was paid off on April 1,
       1998. See Note 8 - "Disposition of Real Estate."

(c) In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The proceeds were used to pay for improvements made in 1997 to renovate and expand an anchor tenant's space. The mortgage note payable to an unaffiliated lender bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum and matures on April 15, 2001. At December 31, 1998, the interest rate of the mortgage note was 7.2965%. Interest-only payments are due monthly until July 1, 1999, at which time monthly principal and interest payments of $13,301 are due. The remaining principal balance of approximately $1,577,000 is due at maturity. The Partnership incurred $47,881 of deferred borrowing costs in connection with the financing of the property.

Scheduled principal maturities of the mortgage note payable under existing terms are as follows:

                           1999                  $      18,896
                           2000                         39,955
                           2001                      1,591,149
                           Thereafter                        -
                                                  ------------
                           Total                 $   1,650,000
                                                  ============

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $1,589,000 at December 31, 1998 and $4,953,000 at December 31, 1997.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

NOTE 8 - DISPOSITION OF REAL ESTATE
-----------------------------------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were received on April 1, 1998. Sales proceeds received, as well as the resulting loss on sale, are detailed below.

                                                                        Loss                    Sales
                                                                   on Disposition              Proceeds
                                                                  -----------------       ------------------
Sales price..........................................             $      6,800,000        $       6,800,000

Selling costs........................................                     (389,990)               (185,990)
Straight-line rents receivable written off...........                      (48,601)
Prepaid leasing commissions written off..............                      (43,913)
Carrying value.......................................                   (6,436,246)
                                                                   ----------------        ---------------
Loss on disposition of real estate...................             $       (118,750)
                                                                   ===============

Proceeds from sale of real estate....................                                            6,614,010
Retirement of mortgage note payable..................                                           (5,261,942)
Accrued interest paid................................                                              (32,338)
                                                                                            --------------
Net cash proceeds....................................                                      $     1,319,730
                                                                                            ==============


As discussed in Note 2 - "Transactions With Affiliates," the Partnership incurred a $204,000 disposition fee payable to the General Partner in connection with the sale of Southpointe Plaza. This fee increased the amount of the loss on disposition of real estate and is included in selling costs above. However, as the fee was not paid until subsequent to December 31, 1998, it did not reduce the amount of net cash proceeds received from the sale. The net cash proceeds from the sale of Southpointe Plaza are $1,115,730 after payment of the disposition fee.


On April 1, 1998, the Partnership sold Island Plaza Shopping Center, located in Ft. Myers, Florida, to an unaffiliated purchaser for a cash purchase price of $1,850,000. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at the pending sales price less estimated costs to sell. Sales proceeds are detailed below.

                                                                         Loss               Sales
                                                                    on Disposition         Proceeds
                                                                  ----------------      ---------------
Sales price..........................................             $      1,850,000      $    1,850,000

Selling costs .......................................                      (80,980)            (25,480)
Straight-line rents receivable written off...........                      (81,572)
Prepaid leasing commissions written off..............                       (3,269)
Carrying value.......................................                   (1,684,179)
                                                                   ----------------      -------------

Loss on disposition of real estate...................             $               -
                                                                   ================

Net cash proceeds....................................                                   $    1,824,520
                                                                                         =============

As discussed in Note 2 - "Transactions With Affiliates," the Partnership incurred a $55,500 disposition fee payable to the General Partner in connection with the sale of Island Plaza. This fee increased the amount of the write-down for impairment of real estate and is included in selling costs above. However, as the fee was not paid until subsequent to December 31, 1998, it did not reduce the amount of net cash proceeds received from the sale. The net cash proceeds from the sale of Island Plaza are $1,769,020 after payment of the disposition fee.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

NOTE 10 - PRO FORMA INFORMATION (UNAUDITED)
-------------------------------------------

The following unaudited pro forma information for the years ended December 31, 1998 and 1997 reflects the results of operations of the Partnership as if the sales of Southpointe Plaza and Island Plaza had occurred as of January 1, 1997. The unaudited pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                        1998            1997
                                                   -------------    ------------
    Total revenue...........................       $  3,079,948     $  2,970,898
    Net income (loss).......................           (292,131)         103,604

    Net income (loss) per limited
      partnership unit......................              (7.23)            2.56

                       McNEIL REAL ESTATE FUND XXIV, L.P.

      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost                Cumulative       Capitalized
                             Related                          Buildings and       Write-down for    Subsequent
Description               Encumbrances           Land         Improvements        Impairment (b)   To Acquisition
-----------               ------------           ----         --------------      --------------   --------------

APARTMENTS:

Pine Hills
   Livingston, TX          $            -    $      605,145    $    3,917,607    $    (692,000)    $     583,775

Sleepy Hollow
   Cleveland, TX                        -           363,051         4,010,076                -           383,938

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                1,650,000           294,546         4,736,097                -         2,847,605

Towne Center
   Derby, KS                            -           361,605         2,359,900         (500,000)          922,847
                           --------------    --------------    --------------     ------------     -------------

                          $     1,650,000    $    1,624,347    $   15,023,680    $  (1,192,000)    $   4,738,165
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale (c):

Springwood Plaza
   Dellwood, MO           $             -
                           ==============


(b) The carrying values of Pine Hills Apartments and Towne Center Shopping Center were reduced by $692,000 and $500,000, respectively, in 1991.

(c) The asset held for sale is stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.




                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                                                        Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------
APARTMENTS:

Pine Hills
   Livingston, TX             $      605,145     $    3,809,382   $      4,414,527    $   (2,139,016)

Sleepy Hollow
   Cleveland, TX                     363,051          4,394,014          4,757,065        (2,370,203)

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                     294,546          7,583,702          7,878,248        (3,243,150)

Towne Center
   Derby, KS                         361,605          2,782,747          3,144,352        (1,306,602)
                               -------------      -------------    ---------------     -------------

                              $    1,624,347     $   18,569,845   $     20,194,192    $   (9,058,971)
                               =============      =============    ===============     =============

Asset Held for Sale (c):

Springwood Plaza
   Dellwood, MO                                                   $      2,737,114
                                                                   ===============



(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 7-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $25,688,939 and accumulated depreciation was $12,592,596 at December 31, 1998.

(c) The asset held for sale is stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------

APARTMENTS:

   Pine Hills
   Livingston, TX               1984                        10/85                   5-25

Sleepy Hollow
   Cleveland, TX                1983                        08/85                   5-25

RETAIL CENTERS:

Riverbay Plaza
   Riverview, FL                1983                        04/85                   5-25

Towne Center
   Derby, KS                    1976                        07/85                   5-25

Asset Held for Sale (c):

Springwood Plaza
   Dellwood, MO                 1974                        09/85





(c) The asset held for sale is stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.












                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                                    For the Years Ended December 31,
                                                         -------------------------------------------------------
                                                              1998                1997                 1996
                                                         ------------         ------------         -------------

Real estate investments:

Balance at beginning of year ....................        $ 19,395,510         $ 21,858,487         $ 35,244,771

Improvements ....................................             798,682            2,052,205              458,752

Reclassification to assets held for sale ........                  --           (4,368,709)         (13,794,699)

Write-off of damaged basis ......................                  --             (146,473)             (50,337)
                                                         ------------         ------------         ------------

Balance at end of year ..........................        $ 20,194,192         $ 19,395,510         $ 21,858,487
                                                         ============         ============         ============


Accumulated depreciation and amortization:

Balance at beginning of year ....................        $  7,997,592         $  8,887,172         $ 12,428,415

Depreciation ....................................           1,061,379              910,119            1,191,313

Reclassification to assets held for sale ........                  --           (1,730,388)          (4,712,085)

Write-off of damaged basis ......................                  --              (69,311)             (20,471)
                                                         ------------         ------------         ------------

Balance at end of year ..........................        $  9,058,971         $  7,997,592         $  8,887,172
                                                         ============         ============         ============


Assets Held for Sale:

Balance of beginning of year ....................        $ 10,935,647         $  8,408,672         $         --

Reclassification to assets held for sale ........                  --            2,638,321            9,082,614

Improvements ....................................              47,972              108,654               26,058

Write-down for impairment
   of real estate ...............................            (126,080)            (220,000)            (700,000)

Disposition of real estate ......................          (8,120,425)                  --                   --
                                                         ------------         ------------         ------------

Balance at end of year ..........................        $  2,737,114         $ 10,935,647         $  8,408,672
                                                         ============         ============         ============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 3,648 Units at February 1, 1999 (9.1% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

       Neither the General Partner nor any of the officers or directors of its general partner own any limited partnership units.

(C)    Change in control.

       None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership paid or accrued $238,962 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $400,050 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 and $55,500 of such fees during 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheet at December 31, 1998.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------   -----------------------------------------------------------------
See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)     Exhibits


        Exhibit
        Number                     Description
        --------                   -----------

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

        10.4 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. (2)

        10.5 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Management, Inc. (2)

        10.6                       Promissory Note dated June 1, 1998,   between
                                   Barnett Bank, N.A. and River Bay Plaza XXIV, L.P.

        11.                        Statement regarding computation of net income
                                   (loss) per limited partnership unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").


              (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

              (2) Incorporated by reference to the Annual Report of the registrant on form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.


(B) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                       McNEIL REAL ESTATE FUND XXIV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           McNEIL REAL ESTATE FUND XXIV, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



March 31, 1999                  By:  /s/  Robert A. McNeil
--------------                     ---------------------------------------------
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



March 31, 1999                  By:  /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                      Investors, Inc.
                                     (Principal Financial Officer)



March 31, 1999                  By:  /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                 Carol A. Fahs
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)