Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXIV LP
filed 1999-05-17
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1999
                                     -------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14267
                           ----------



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

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,          December 31,
                                                                        1999                 1998
                                                                    -------------        -------------
ASSETS
------

Real estate investments:
   Land ....................................................        $  1,624,347         $  1,624,347
   Buildings and improvements ..............................          18,574,282           18,569,845
                                                                    ------------         ------------
                                                                      20,198,629           20,194,192
   Less:  Accumulated depreciation and amortization.........          (9,323,168)          (9,058,971)
                                                                    ------------         ------------
                                                                      10,875,461           11,135,221

Assets held for sale .......................................           2,737,114            2,737,114

Cash and cash equivalents ..................................             824,666            1,103,846
Cash segregated for security deposits ......................              62,372               62,227
Accounts receivable, net of allowance for doubtful
   accounts of $38,811 at March 31, 1999 and
   December 31, 1998 .......................................             353,539              306,898
Prepaid expenses and other assets, net .....................             155,627              159,085
                                                                    ------------         ------------
                                                                    $ 15,008,779         $ 15,504,391
                                                                    ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable ......................................        $  1,650,000         $  1,650,000
Accounts payable and accrued expenses ......................             143,087              193,779
Payable to affiliates ......................................             615,541              793,128
Security deposits and deferred rental revenue ..............              74,667               73,623
                                                                    ------------         ------------
                                                                       2,483,295            2,710,530
                                                                    ------------         ------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at March 31,
     1999 and December 31, 1998 ............................          12,554,958           12,823,151
   General Partner .........................................             (29,474)             (29,290)
                                                                    ------------         ------------
                                                                      12,525,484           12,793,861
                                                                    ------------         ------------
                                                                    $ 15,008,779         $ 15,504,391
                                                                    ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                            -------------------------------
                                                                1999                1998
                                                            -----------         -----------
Revenue:
   Rental revenue ..................................        $   805,970         $ 1,099,396
   Interest ........................................             10,657              28,558
                                                            -----------         -----------
     Total revenue .................................            816,627           1,127,954
                                                            -----------         -----------

Expenses:
   Interest ........................................             31,435              98,357
   Depreciation and amortization ...................            264,197             198,714
   Property taxes ..................................             73,251              99,244
   Personnel costs .................................             75,635              76,359
   Utilities .......................................             57,251              69,500
   Repairs and maintenance .........................             70,091              85,806
   Property management fees - affiliates ...........             40,798              59,726
   Other property operating expenses ...............             42,499              64,701
   General and administrative ......................             60,637              85,551
   General and administrative - affiliates .........            119,210             136,262
   Loss on disposition of real estate ..............                 --             118,750
   Write-down for impairment of real estate.........                 --             126,080
                                                            -----------         -----------

     Total expenses ................................            835,004           1,219,050
                                                            -----------         -----------

Net loss ...........................................        $   (18,377)        $   (91,096)
                                                            ===========         ===========

Net loss allocable to limited partners .............        $   (18,193)        $   (90,185)
Net loss allocable to General Partner ..............               (184)               (911)
                                                            -----------         -----------
Net loss ...........................................        $   (18,377)        $   (91,096)
                                                            ===========         ===========


Net loss per limited partnership unit ..............        $      (.45)        $     (2.25)
                                                            ===========         ===========


Distributions per limited partnership unit .........        $      6.25         $     37.50
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                               Total
                                                     General             Limited             Partners'
                                                     Partner             Partners         Equity (Deficit)
                                                  -------------        -------------      -----------------
Balance at December 31, 1997 .............        $    (24,560)        $ 17,935,844         $ 17,911,284

Net loss .................................                (911)             (90,185)             (91,096)

Distributions to limited partners.........                  --           (1,500,000)          (1,500,000)
                                                  ------------         ------------         ------------

Balance at March 31, 1998 ................        $    (25,471)        $ 16,345,659         $ 16,320,188
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $    (29,290)        $ 12,823,151         $ 12,793,861

Net loss .................................                (184)             (18,193)             (18,377)

Distributions to limited partners ........                  --             (250,000)            (250,000)
                                                  ------------         ------------         ------------

Balance at March 31, 1999 ................        $    (29,474)        $ 12,554,958         $ 12,525,484
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                1999                1998
                                                            ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ......................        $   751,269         $ 1,115,659
   Cash paid to suppliers ..........................           (329,784)           (385,691)
   Cash paid to affiliates .........................           (337,595)            (65,365)
   Interest received ...............................             10,657              28,558
   Interest paid ...................................            (28,728)            (97,349)
   Property taxes paid .............................            (90,562)           (107,659)
                                                            -----------         -----------
Net cash provided by (used in) operating
   activities ......................................            (24,743)            488,153
                                                            -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ..........................             (4,437)            (40,508)
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .......................................                 --             (31,076)
   Distributions to limited partners ...............           (250,000)         (1,500,000)
                                                            -----------         -----------
Net cash used in financing activities ..............           (250,000)         (1,531,076)
                                                            -----------         -----------

Net decrease in cash and cash equivalents ..........           (279,180)         (1,083,431)

Cash and cash equivalents at beginning of
   period ..........................................          1,103,846           2,180,029
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $   824,666         $ 1,096,598
                                                            ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                         (Used in) Operating Activities

                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                   1999             1998
                                                                ----------        ----------
Net loss ...............................................        $ (18,377)        $ (91,096)
                                                                ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by (used in)  operating activities:
   Depreciation and amortization .......................          264,197           198,714
   Loss on disposition of real estate ..................               --           116,347
   Write-down for impairment of real estate ............               --           126,080
   Amortization of deferred borrowing costs ............            3,533                --
   Changes in assets and liabilities:
     Cash segregated for security deposits .............             (145)              570
     Accounts receivable, net ..........................          (46,641)           45,865
     Prepaid expenses and other assets, net ............              (75)            5,259
     Accounts payable and accrued expenses .............          (50,692)          (18,508)
     Payable to affiliates .............................         (177,587)          130,623
     Security deposits and deferred rental
       revenue .........................................            1,044           (25,701)
                                                                ---------         ---------

       Total adjustments ...............................           (6,366)          579,249
                                                                ---------         ---------

Net cash provided by (used in) operating activities ....        $ (24,743)        $ 488,153
                                                                =========         =========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXIV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

Certain reclassification have been made to prior period amounts to conform with the current period presentation.

NOTE 4.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $204,000 of such fees during the first quarter of 1998 and $55,500 of such fees during the second quarter of 1998 in connection with the sale of Southpointe Plaza and Island Plaza shopping centers, respectively. These fees were paid by the Partnership in the first quarter of 1999 and were included in payable to affiliates on the Balance Sheet at December 31, 1998.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $383,816 and $325,851 were outstanding at March 31, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------

Property management fees.............................    $  40,798    $  59,726
Charged to general and administrative -
   affiliates:
   Partnership administration........................       42,959       56,816
   Asset management fee..............................       76,251       79,446
Charged to loss on disposition of real estate:
   Disposition fee...................................           --      204,000
                                                          --------     --------
                                                         $ 160,008    $ 399,988
                                                          ========     ========

Payable to affiliates at March 31, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fee (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 5.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were not received until April 1, 1998. Sales proceeds receivable, as well as the loss on sale, are detailed below.

                                                                     Loss         Sales Proceeds
                                                                    on Sale         Receivable
                                                                  ------------    --------------
Sales price..........................................             $ 6,800,000     $  6,800,000

Selling costs .......................................                (389,990)        (185,990)
Straight-line rents receivable written off...........                 (48,601)
Prepaid leasing commissions written off..............                 (43,913)
Carrying value.......................................              (6,436,246)
                                                                   ----------

Loss on disposition of real estate...................             $  (118,750)
                                                                   ==========      -----------

Proceeds from sale of real estate....................                                6,614,010
Retirement of mortgage note payable..................                               (5,261,942)
Accrued interest paid................................                                  (32,338)
                                                                                    ----------

Net cash proceeds receivable.........................                              $ 1,319,730
                                                                                    ==========

As discussed in Note 4, the Partnership incurred a $204,000 disposition fee payable to the General Partner in connection with the sale of Southpointe Plaza. This fee increased the amount of the loss on disposition of real estate and is included in selling costs above. However, as the fee was not paid until the first quarter of 1999, it did not reduce the amount of net cash proceeds received from the sale in the first quarter of 1998. The net cash proceeds from the sale of Southpointe Plaza are $1,115,730 after payment of the disposition fee.

NOTE 6.
-------

On April 1, 1998, the Partnership sold Island Plaza Shopping Center to an unaffiliated buyer for a gross sales price of $1.85 million. A $126,080 write-down for impairment of real estate was recorded in the first quarter of 1998 to record the property at its sales price less estimated costs to sell.

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

The Partnership reported a net loss for the first three months of 1999 of $18,377 as compared to a net loss of $91,096 for the first three months of 1998. Revenues decreased to $816,627 in the first quarter of 1999 from $1,127,954 for the same period in 1998. Expenses were $835,004 in the first quarter of 1999 as compared to $1,219,050 in the first quarter of 1998.

Net cash used in operating activities was $24,743 for the first three months of 1999. The Partnership expended $4,437 for additions to its real estate investments. After distributions of $250,000 to the limited partners during the first three months of 1999, cash and cash equivalents decreased by $279,180, leaving a balance of $824,666 at March 31, 1999.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $311,327 for the three months ended March 31, 1999 as compared to the same period in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza shopping centers in 1998. Excluding total revenue of Southpointe Plaza and Island Plaza, total revenue increased by $76,720. This increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below.

Rental revenue for the first three months of 1999 decreased by $293,426 as compared to the first three months of 1998. Excluding rental revenue of Southpointe Plaza and Island Plaza, rental revenue increased by $94,530 in 1999. The largest increases occurred at Riverbay Plaza and Towne Center shopping centers where rental revenue increased by approximately $72,000 and $32,000, respectively. The increase in rental revenue at Riverbay Plaza was mainly due to increased rent charged to an anchor tenant after its space was expanded. The increase at Towne Center was mainly due to an increase in occupancy from 55% at March 31, 1998 to 87% at March 31, 1999.

Interest income decreased by $17,901 for the quarter ended March 31, 1999 as compared to the same period in the prior year. The decrease was due to a lower average amount of cash and cash equivalents available for short-term investment in 1999. The Partnership held approximately $2.18 million of cash and cash equivalents at the beginning of 1998, which decreased to approximately $0.8 million at March 31, 1999.

Expenses:

Total expenses decreased by $384,046 for the three months ended March 31, 1999 as compared to the same period in 1998. Excluding total expenses of Southpointe Plaza and Island Plaza, which were sold in 1998, total expenses increased by $92,263, as discussed below.

Interest expense in the first quarter of 1999 decreased by $66,922 as compared to the first quarter of 1998. 1998 interest expense relates to the Southpointe Plaza mortgage note payable, which was repaid on April 1, 1998 as a result of the sale of the property. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The Partnership recorded $31,435 of interest expense related to this loan in the first quarter of 1999.

Depreciation and amortization expense increased by $65,483 for the three months ended March 31, 1999 in relation to the same period in 1998. The increase was mainly due to the amortization of tenant improvements at Towne Center and Riverbay Plaza shopping centers.

Property taxes and utilities for the first three months of 1999 decreased by $25,993 and $12,249, respectively, as compared to the same period in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza in 1998.

Repairs and maintenance expenses decreased by $15,715 in the first quarter of 1999 as compared to the first quarter of 1998. Excluding repairs and maintenance expenses at Southpointe Plaza and Island Plaza, repairs and maintenance expenses increased by $16,323. The increase was mainly due to increased snow removal costs incurred at Springwood Plaza due to greater snowfall in the first quarter of 1999 in Missouri, where the property is located.

For the first three months of 1999, property management fees - affiliates decreased by $18,928 as compared to the same period in 1998. Excluding property management fees for Southpointe Plaza and Island Plaza, property management fees
- affiliates increased by $6,788 due to an increase in gross rental receipts, on which the fees are based. (See discussion of increase in rental revenue above).

Other property operating expenses decreased by $22,202 for the three months ended March 31, 1999 in relation to the comparable period in 1998. Excluding other property operating expenses at Southpointe Plaza and Island Plaza, other property operating expenses increased by $4,200. This increase was mainly due to an increase in bad debt expense at Springwood Plaza in the first quarter of 1999.

General and administrative expenses decreased by $24,914 for the three months ended March 31, 1999 as compared to the same period in 1998. There was a decrease in costs incurred in 1999 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

For the three months ended March 31, 1999, general and administrative - affiliates decreased by $17,052 as compared to the same period in 1998, mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. The amount of expenses allocated by McREMI is partly a function of the number of properties the Partnership owns, which decreased in 1999 due to the sales of Southpointe Plaza and Island Plaza in 1998.

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first three months of 1998. No such loss was recognized in the first three months of 1999.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which used $24,743 of cash in the first three months of 1999 as compared to the $488,153 generated for the same period in 1998.

Cash flows from operating activities decreased by $512,896 in the first three months of 1999 as compared to the first three months of 1998. Excluding Southpointe Plaza and Island Plaza, cash flows from operating activities decreased by $218,847. This decrease in cash provided by operating activities was mainly due to the payment to the General Partner of disposition fees totaling $259,500 in the first quarter of 1999 (see Note 3 for discussion of disposition fees incurred as a result of the sales of Southpointe Plaza and Island Plaza in 1998). This decrease was partially offset by an increase in cash received from tenants, mainly due to an increase in rental revenue, as discussed above.

The Partnership expended $4,437 and $40,508 for capital improvements to its properties in the first three months of 1999 and 1998, respectively. A greater amount was spent in the first quarter of 1998 for paving of the parking lot at Riverbay Plaza Shopping Center.

The Partnership made $31,076 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in the first three months of 1998. The property was sold and the loan was repaid on April 1, 1998. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. However, interest only was paid on this loan for the first three months of 1999.

The Partnership distributed $250,000 and $1,500,000 to the limited partners in the first three months of 1999 and 1998, respectively.

Short-term liquidity:

At March 31, 1999, the Partnership  held cash and cash  equivalents of $824,666.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1999. The Partnership has budgeted approximately $382,000 for necessary capital improvements for all properties in 1999. These capital improvements are expected to be funded from available cash reserves or from operations of the properties. The present cash balance is believed to provide an adequate reserve for property operations.

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. On April 1, 1998, cash proceeds totaling $6,614,010 were received and $5,294,280 was used to pay the principal and accrued interest balance of the mortgage note payable secured by the property. The $204,000 disposition fee accrued in 1998 was paid to the General Partner in the first quarter of 1999.

On April 1, 1998, the Partnership sold Island Plaza Shopping Center, located in Ft. Myers, Florida, to an unaffiliated purchaser for a cash purchase price of $1,850,000. Cash proceeds totaling $1,824,520 were received after payment of various closing costs. The $55,500 disposition fee accrued in 1998 was paid to the General Partner in the first quarter of 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                           PART II. OTHER INFORMATION

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

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1999 and 1998.

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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





May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)