Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1999-08-16
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     June 30, 1999
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,          December 31,
                                                                        1999                1998
                                                                   ------------         ------------
ASSETS
------
Real estate investments:
   Land ...................................................        $  1,624,347         $  1,624,347
   Buildings and improvements .............................          18,705,224           18,569,845
                                                                   ------------         ------------
                                                                     20,329,571           20,194,192
   Less:  Accumulated depreciation and amortization .......          (9,589,133)          (9,058,971)
                                                                   ------------         ------------
                                                                     10,740,438           11,135,221

Asset held for sale .......................................           2,773,761            2,737,114

Cash and cash equivalents .................................           1,081,703            1,103,846
Cash segregated for security deposits .....................              61,394               62,227
Accounts receivable, net of allowance for doubtful
   accounts of $22,324 and $38,811 at June 30, 1999
   and December 31, 1998, respectively ....................             320,945              306,898
Prepaid expenses and other assets, net ....................             454,079              159,085
                                                                   ------------         ------------
                                                                   $ 15,432,320         $ 15,504,391
                                                                   ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .....................................        $  1,650,000         $  1,650,000
Accounts payable and accrued expenses .....................             280,336              193,779
Payable to affiliates .....................................             705,982              793,128
Security deposits and deferred rental revenue .............              82,148               73,623
                                                                   ------------         ------------
                                                                      2,718,466            2,710,530
                                                                   ------------         ------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at June 30,
     1999 and December 31, 1998 ...........................          12,741,444           12,823,151
   General Partner ........................................             (27,590)             (29,290)
                                                                   ------------         ------------
                                                                     12,713,854           12,793,861
                                                                   ------------         ------------
                                                                   $ 15,432,320         $ 15,504,391
                                                                   ============         ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                                June 30,
                                               -------------------------------         -------------------------------
                                                   1999               1998                 1999                1998
                                               -----------         -----------         -----------         -----------
Revenue:
   Rental revenue .....................        $   797,727         $   709,441         $ 1,603,697         $ 1,808,837
   Interest ...........................             11,469              39,871              22,126              68,429
                                               -----------         -----------         -----------         -----------
     Total revenue ....................            809,196             749,312           1,625,823           1,877,266
                                               -----------         -----------         -----------         -----------

Expenses:
   Interest ...........................             31,344              10,314              62,779             108,671
   Depreciation and
     amortization .....................            265,965             189,384             530,162             388,098
   Property taxes .....................             73,251              65,113             146,502             164,357
   Personnel costs ....................             67,038              66,067             142,673             142,426
   Utilities ..........................             37,749              50,017              95,000             119,517
   Repairs and maintenance ............             60,228              88,568             130,319             174,374
   Property management
     fees - affiliates ................             47,137              42,999              87,935             102,725
   Other property operating
     expenses .........................             40,056              35,961              82,555             100,662
   General and administrative .........            (87,792)            117,427             (27,155)            202,978
   General and administrative -
     affiliates .......................             85,850             119,127             205,060             255,389
   Loss on disposition of real
     estate ...........................                 --                  --                  --             118,750
   Write-down for impairment
     of real estate ...................                 --                  --                  --             126,080
                                               -----------         -----------         -----------         -----------
     Total expenses ...................            620,826             784,977           1,455,830           2,004,027
                                               -----------         -----------         -----------         -----------

Net income (loss) .....................        $   188,370         $   (35,665)        $   169,993         $  (126,761)
                                               ===========         ===========         ===========         ===========

Net income (loss) allocable to
   limited partners ...................        $   186,486         $   (35,308)        $   168,293         $  (125,493)
Net income (loss) allocable to
   General Partner ....................              1,884                (357)              1,700              (1,268)
                                               -----------         -----------         -----------         -----------
Net income (loss) .....................        $   188,370         $   (35,665)        $   169,993         $  (126,761)
                                               ===========         ===========         ===========         ===========

Net income (loss) per limited
   partnership unit ...................        $      4.66         $      (.89)        $      4.21         $     (3.14)
                                               ===========         ===========         ===========         ===========

Distributions per limited
   partnership unit ...................        $        --         $        --         $      6.25         $     37.50
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                              Total
                                                     General              Limited            Partners'
                                                     Partner              Partners        Equity (Deficit)
                                                  -------------        -------------      ----------------
Balance at December 31, 1997 .............        $    (24,560)        $ 17,935,844         $ 17,911,284

Net loss .................................              (1,268)            (125,493)            (126,761)

Distributions to limited partners ........                  --           (1,500,000)          (1,500,000)
                                                  ------------         ------------         ------------

Balance at June 30, 1998 .................        $    (25,828)        $ 16,310,351         $ 16,284,523
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $    (29,290)        $ 12,823,151         $ 12,793,861

Net income ...............................               1,700              168,293              169,993

Distributions to limited partners ........                  --             (250,000)            (250,000)
                                                  ------------         ------------         ------------

Balance at June 30, 1999 .................        $    (27,590)        $ 12,741,444         $ 12,713,854
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                       Six Months Ended
                                                                           June 30,
                                                              --------------------------------
                                                                  1999                1998
                                                              ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ........................        $ 1,592,605         $ 1,764,567
   Cash paid to suppliers ............................           (669,848)           (785,273)
   Cash paid to affiliates ...........................           (380,141)           (214,260)
   Interest received .................................             22,126              68,429
   Interest paid .....................................            (56,915)           (128,618)
   Property taxes paid ...............................           (107,944)           (130,630)
                                                              -----------         -----------
Net cash provided by operating activities ............            399,883             574,215
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ............................           (172,026)         (1,853,152)
   Proceeds from disposition of real estate ..........                 --           8,438,530
                                                              -----------         -----------
Net cash provided by (used in) investing
   activities ........................................           (172,026)          6,585,378
                                                              -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .........................................                 --             (31,075)
   Retirement of mortgage note payable ...............                 --          (5,261,942)
   Proceeds from mortgage note payable ...............                 --           1,650,000
   Distributions to limited partners .................           (250,000)         (1,500,000)
                                                              -----------         -----------
Net cash used in financing activities ................           (250,000)         (5,143,017)
                                                              -----------         -----------

Net increase (decrease) in cash and cash
   equivalents .......................................            (22,143)          2,016,576

Cash and cash equivalents at beginning of
   period ............................................          1,103,846           2,180,029
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 1,081,703         $ 4,196,605
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                     Six Months Ended
                                                                         June 30,
                                                              ----------------------------
                                                                 1999              1998
                                                              ---------         ----------

Net income (loss) ....................................        $ 169,993         $(126,761)
                                                              ---------         ---------

Adjustments to reconcile net income (loss) to
   net cash  provided by operating activities:
   Depreciation and amortization .....................          530,162           388,098
   Loss on disposition of real estate ................               --           118,750
   Write-down for impairment of real estate ..........               --           126,080
   Amortization of deferred borrowing costs ..........            7,046             2,225
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........              833               168
     Accounts receivable, net ........................          (14,047)           (8,782)
     Prepaid expenses and other assets, net ..........         (302,040)          (42,036)
     Accounts payable and accrued expenses ...........           86,557             3,394
     Payable to affiliates ...........................          (87,146)          143,854
     Security deposits and deferred rental
       revenue .......................................            8,525           (30,775)
                                                              ---------         ---------

       Total adjustments .............................          229,890           700,976
                                                              ---------         ---------

Net cash provided by operating activities ............        $ 399,883         $ 574,215
                                                              =========         =========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3.
-------

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $426,409 and $325,851 were outstanding at June 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:
                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------

Property management fees..........................      $  87,935     $ 102,725
Charged to general and administrative -
   affiliates:
   Partnership administration.....................         86,216       119,241
   Asset management fee...........................        118,844       136,148
Charged to loss on disposition of real estate:
   Disposition fee................................             --       204,000
Charged to write-down for impairment of
   real estate:
   Disposition fee................................             --        55,500
                                                        ---------     ---------
                                                        $ 292,995     $ 617,614
                                                        =========     =========

Payable to affiliates at June 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 5.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were not received until April 1, 1998. Sales proceeds received, as well as the loss on sale, are detailed below.

                                                                      Loss on Sale          Sales Proceeds
                                                                     --------------         --------------

Sales price..........................................                $   6,800,000           $  6,800,000

Selling costs .......................................                     (389,990)              (185,990)
Straight-line rents receivable written off...........                      (48,601)
Prepaid leasing commissions written off..............                      (43,913)
Carrying value.......................................                   (6,436,246)
                                                                     -------------           ------------
Loss on disposition of real estate...................                $    (118,750)
                                                                     =============

Proceeds from sale of real estate....................                                           6,614,010
Retirement of mortgage note payable..................                                          (5,261,942)
Accrued interest paid................................                                             (32,338)
                                                                                             ------------

Net cash proceeds....................................                                        $  1,319,730
                                                                                             ============

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

                                                                           Loss                 Sales
                                                                     on Disposition            Proceeds
                                                                     --------------          --------------
Sales price..........................................                $   1,850,000           $   1,850,000

Selling costs........................................                      (80,980)                (25,480)
Straight-line rents receivable written off...........                      (81,572)
Prepaid leasing commissions written off..............                       (3,269)
Carrying value.......................................                   (1,684,179)
                                                                  ----------------           -------------

Loss on disposition of real estate...................             $             --
                                                                  ================

Net cash proceeds....................................                                        $  1,824,520
                                                                                             ============

As discussed in Note 4, the Partnership incurred a $55,500 disposition fee payable to the General Partner in connection with the sale of Island Plaza. This fee increased the amount of the write-down for impairment of real estate and is included in selling costs above. However, as the fee was not paid until the first quarter of 1999, it did not reduce the amount of net cash proceeds received from the sale in the first half of 1998. The net cash proceeds from the sale of Island Plaza are $1,769,020 after payment of the disposition fee.

NOTE 7.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $347.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $455,472.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses during the second quarter of 1999 in the amount of $(306,015) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI which resulted in a credit balance in the general and administrative expense account for the three and six months ended June 30, 1999. This overpayment of general and administrative expenses is included in prepaid expenses and other assets on the Balance Sheet at June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

On March 31, 1998, the Partnership sold Southpointe Plaza for a gross sales price of $6.8 million. The, Partnership recognized a $118,750 loss on the sale. On April 1, 1998, the Partnership sold Island Plaza for a gross sales price of $1.85 million. A $126,080 write-down for impairment of real estate was recorded in the first quarter of 1998 and no gain or loss was recorded on the sale.

The Partnership reported net income for the first six months of 1999 of $169,993 as compared to a net loss of $126,761 for the first six months of 1998. Revenues decreased to $1,625,823 in the first six months of 1999 from $1,877,266 for the same period in 1998. Expenses were $1,455,830 in the first six months of 1999 as compared to $2,004,027 in the first six months of 1998.

Net cash provided by operating activities was $399,883 for the first six months of 1999. The Partnership expended $172,026 for additions to its real estate investments. After distributions of $250,000 to the limited partners during the first six months of 1999, cash and cash equivalents decreased by $22,143, leaving a balance of $1,081,703 at June 30, 1999.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the

"Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors, Inc. based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $347.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $59,884 for the three months and decreased by $251,443 for the six months ended June 30, 1999 as compared to the same periods in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza shopping centers in 1998. Excluding total revenue of Southpointe Plaza and Island Plaza, total revenue increased by $15,175 and $91,895 for the first three and six months of 1999, respectively. This increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below.

Rental revenue increased by $88,286 and decreased by $205,140 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Excluding rental revenue of Southpointe Plaza and Island Plaza, rental revenue increased by $43,434 and $137,964, respectively, in 1999. The largest increases occurred at Towne Center and Riverbay Plaza shopping centers where rental revenue increased by approximately $83,000 and $79,000, respectively, for the six months ended June 30, 1999. The increase in rental revenue at Towne Center was mainly due to an increase in occupancy from 55% at June 30, 1998 to 87% at June 30, 1999. The increase at Riverbay Plaza was mainly due to increased rent charged to an anchor tenant after its space was expanded.

Interest income for the quarter and six months ended June 30, 1999 decreased by $28,402 and $46,303, respectively, as compared to the same periods in the prior year. The decrease was due to a lower average amount of cash and cash equivalents available for short-term investment in 1999. The Partnership held approximately $1.08 million of cash and cash equivalents at June 30, 1999 as compared to approximately $4.2 million at June 30, 1998. The greater amount of cash and cash equivalents at June 30, 1998 was mainly due to net cash proceeds received from the sales of Southpointe Plaza and Island Plaza, which were later distributed to the limited partners subsequent to June 30, 1998.

Expenses:

Total expenses decreased by $164,151 for the three months and by $548,197 for the six months ended June 30, 1999 as compared to the same periods in 1998. Excluding total expenses of Southpointe Plaza and Island Plaza, which were sold in 1998, total expenses decreased by $146,220 and $53,957 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease was mainly due to decreases in general and administrative expenses and general and administrative - affiliates, partially offset by increases in interest expense, depreciation and amortization, property management fees - affiliates and other property operating expenses, as discussed below.

Interest expense increased by $21,030 and decreased by $45,892 for the quarter and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The Partnership recorded $97,288 of interest expense in 1998 related to the Southpointe Plaza mortgage note payable, which was repaid on April 1, 1998 as a result of the sale of the property. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The Partnership recorded $11,383 and $62,779 of interest expense related to this loan in the first six months of 1998 and 1999, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 1999 increased by $76,581 and $142,064, respectively, in relation to the same periods in 1998. The increase was mainly due to the amortization of tenant improvements at Towne Center and Riverbay Plaza shopping centers.

Property taxes increased by $8,138 and decreased by $17,855 in the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The overall decrease was due to the sales of Southpointe Plaza and Island Plaza in 1998. The increase for the quarter was mainly due to an increase in estimated property taxes at Springwood Plaza Shopping Center in 1999.

For the three and six months ended June 30, 1999, utilities decreased by $12,268 and $24,517, respectively, and repairs and maintenance decreased by $28,340 and $44,055, respectively, as compared to the same periods in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza in 1998.

Property management fees - affiliates increased by $4,138 and decreased by $14,790 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Excluding property management fees for Southpointe Plaza and Island Plaza, property management fees - affiliates increased by $7,549 and $14,337 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 due to an increase in gross rental receipts, on which the fees are based. (See discussion of increase in rental revenue above).

Other property operating expenses increased by $4,095 and decreased by $18,107 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Excluding other property operating expenses for Southpointe Plaza and Island Plaza, other property operating expenses increased by $8,852 and $13,052 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. This increase was mainly due to an increase in the amortization of prepaid leasing commissions at Springwood Plaza and Towne Center shopping centers in 1999. The increase at Springwood Plaza was mainly due to a tenant vacating their space prior to the expiration of their lease (the remaining prepaid commission balance is fully amortized when the tenant vacates). The increase at Towne Center was mainly due to new leases signed during the last half of 1998 and the first half of 1999.

General and administrative expenses for the three and six months ended June 30, 1999 decreased by $205,219 and $230,133, respectively, as compared to the same periods in 1998. The decrease was mainly due to a $(306,015) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Item 1, Note 7), partially offset by an increase in costs related to this transaction in the first half of 1999.

For the three and six months ended June 30, 1999, general and administrative - affiliates decreased by $33,277 and $50,329, respectively, as compared to the same periods in 1998. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. The amount of expenses allocated by McREMI is partly a function of the number of properties the Partnership owns, which decreased in 1999 due to the sales of Southpointe Plaza and Island Plaza in 1998. In addition, there was a decrease in asset management fees as a result of a decline in the tangible asset value of the Partnership, on which the fees are based, due to the sales of Southpointe Plaza and Island Plaza.

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first six months of 1998. No such loss was recognized in the first six months of 1999.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $399,883 of cash in the first six months of 1999 as compared to the $574,215 for the same period in 1998.

Cash flows from operating activities decreased by $174,332 in the first six months of 1999 as compared to the first six months of 1998. Excluding
Southpointe Plaza and Island Plaza, cash flows from operating activities decreased by $64,175. This decrease in cash provided by operating activities was mainly due to the payment to the General Partner of disposition fees totaling $259,500 in the first quarter of 1999 (see Note 4 for discussion of disposition fees incurred as a result of the sales of Southpointe Plaza and Island Plaza in
1998). This decrease was partially offset by an increase in cash received from tenants, mainly due to an increase in rental revenue, as discussed above.

The Partnership expended $172,026 and $1,853,152 for capital improvements to its properties in the first six months of 1999 and 1998, respectively. In the first half of 1998, the Partnership paid approximately $1.6 million to expand an anchor tenant's space at Riverbay Plaza Shopping Center.

In April 1998, the Partnership received a total of $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers. $5,261,942 of the proceeds was used to repay the Southpointe Plaza mortgage note payable.

The Partnership made $31,075 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in the first six months of 1998. The property was sold and the loan was repaid on April 1, 1998. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. However, interest only was paid on this loan for the first six months of 1999 in accordance with the mortgage note agreement.

The Partnership distributed $250,000 and $1,500,000 to the limited partners in the first six months of 1999 and 1998, respectively.

Short-term liquidity:

At June 30, 1999, the Partnership  held cash and cash equivalents of $1,081,703.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard. See "Recent Developments" above.

The Partnership placed Springwood Plaza on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund
     XXIV,  L.P.,  McNeil Real Estate  Fund XXV,  L.P.,  McNeil Real Estate Fund
     XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income (loss) per limited partnership unit is computed by dividing net income
                                    (loss)  allocated to the limited partners by
                                    the number of limited partnership units outstanding. Per unit information has been computed based on 40,000 limited partnership units outstanding in 1999 and 1998.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Part 1,
          Item 1, Note 7.

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





August 16, 1999                    By: /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




August 16, 1999                    By: /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)