Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXIV LP
filed 1999-11-15
CIK 756427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended         September 30, 1999
                                    --------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,        December 31,
                                                                         1999                 1998
                                                                     -------------        ------------

ASSETS
------

Real estate investments:
   Land .....................................................        $  1,624,347         $  1,624,347
   Buildings and improvements ...............................          18,743,104           18,569,845
                                                                     ------------         ------------
                                                                       20,367,451           20,194,192
   Less:  Accumulated depreciation and amortization .........          (9,861,353)          (9,058,971)
                                                                     ------------         ------------
                                                                       10,506,098           11,135,221

Asset held for sale .........................................           2,801,876            2,737,114

Cash and cash equivalents ...................................           1,670,531            1,103,846
Cash segregated for security deposits .......................              61,699               62,227
Accounts receivable, net of allowance for doubtful
   accounts of $38,811 at December 31, 1998 .................             321,314              306,898
Prepaid expenses and other assets, net ......................             155,595              159,085
                                                                     ------------         ------------
                                                                     $ 15,517,113         $ 15,504,391
                                                                     ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .......................................        $  1,638,974         $  1,650,000
Accounts payable and accrued expenses .......................             287,507              193,779
Payable to affiliates .......................................             807,869              793,128
Security deposits and deferred rental revenue ...............              76,065               73,623
                                                                     ------------         ------------
                                                                        2,810,415            2,710,530
                                                                     ------------         ------------
Partners' equity (deficit):
   Limited partners - 40,000 limited partnership
     units authorized and outstanding at September 30,
     1999 and December 31, 1998 .............................          12,734,360           12,823,151
   General Partner ..........................................             (27,662)             (29,290)
                                                                     ------------         ------------
                                                                       12,706,698           12,793,861
                                                                     ------------         ------------
                                                                     $ 15,517,113         $ 15,504,391
                                                                     ============         ============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                          -------------------------------         ------------------------------
                                              1999                1998               1999                1998
                                          -----------         -----------         -----------        -----------
Revenue:
   Rental revenue ................        $   834,523         $   756,191         $ 2,438,220        $ 2,565,028
   Interest ......................             13,163              55,681              35,289            124,110
                                          -----------         -----------         -----------        -----------
     Total revenue ...............            847,686             811,872           2,473,509          2,689,138
                                          -----------         -----------         -----------        -----------

Expenses:
   Interest ......................             34,398              34,256              97,177            142,927
   Depreciation and
     amortization ................            272,220             403,552             802,382            791,650
   Property taxes ................             73,251              55,679             219,753            220,036
   Personnel costs ...............             65,431              69,655             208,104            212,081
   Utilities .....................             45,830              53,966             140,830            173,483
   Repairs and maintenance .......             95,272              64,045             225,591            238,419
   Property management
     fees - affiliates ...........             45,388              41,969             133,323            144,694
   Other property operating
     expenses ....................             34,977              69,616             117,532            170,278
   General and administrative ....             82,431              78,512              55,276            281,490
   General and administrative -
     affiliates ..................            105,644             116,660             310,704            372,049
   Loss on disposition of real
     estate ......................                 --                  --                  --            118,750
   Write-down for impairment
     of real estate ..............                 --                  --                  --            126,080
                                          -----------         -----------         -----------        -----------
     Total expenses ..............            854,842             987,910           2,310,672          2,991,937
                                          -----------         -----------         -----------        -----------

Net income (loss) ................        $    (7,156)        $  (176,038)        $   162,837        $  (302,799)
                                          ===========         ===========         ===========        ===========

Net income (loss) allocable to
   limited partners ..............        $    (7,084)        $  (174,278)        $   161,209        $  (299,771)
Net income (loss) allocable to
   General Partner ...............                (72)             (1,760)              1,628             (3,028)
                                          -----------         -----------         -----------        -----------
Net income (loss) ................        $    (7,156)        $  (176,038)        $   162,837        $  (302,799)
                                          ===========         ===========         ===========        ===========

Net income (loss) per limited
   partnership unit ..............        $      (.18)        $     (4.35)        $      4.03        $     (7.49)
                                          ===========         ===========         ===========        ===========

Distributions per limited
   partnership unit ..............        $        --         $     78.61         $      6.25        $    116.11
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                              Total
                                                   General              Limited             Partners'
                                                   Partner              Partners         Equity (Deficit)
                                                 ------------         ------------       ----------------
Balance at December 31, 1997 ............        $    (24,560)        $ 17,935,844         $ 17,911,284

Net loss ................................              (3,028)            (299,771)            (302,799)

Distributions to limited partners .......                  --           (4,644,400)          (4,644,400)
                                                 ------------         ------------         ------------

Balance at September 30, 1998 ...........        $    (27,588)        $ 12,991,673         $ 12,964,085
                                                 ============         ============         ============


Balance at December 31, 1998 ............        $    (29,290)        $ 12,823,151         $ 12,793,861

Net income ..............................               1,628              161,209              162,837

Distributions to limited partners .......                  --             (250,000)            (250,000)
                                                 ------------         ------------         ------------

Balance at September 30, 1999 ...........        $    (27,662)        $ 12,734,360         $ 12,706,698
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                 Nine Months Ended
                                                                    September 30,
                                                          -------------------------------
                                                              1999               1998
                                                          -----------         -----------

Cash flows from operating activities:
   Cash received from tenants ....................        $ 2,418,839         $ 2,565,803
   Cash paid to suppliers ........................           (765,374)         (1,122,475)
   Cash paid to affiliates .......................           (429,286)           (255,038)
   Interest received .............................             35,289             124,110
   Interest paid .................................            (85,792)           (158,833)
   Property taxes paid ...........................           (107,944)           (131,803)
                                                          -----------         -----------
Net cash provided by operating activities ........          1,065,732           1,021,764
                                                          -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale .........................           (238,021)         (2,127,656)
   Proceeds from disposition of real estate ......                 --           8,438,530
                                                          -----------         -----------
Net cash provided by (used in) investing
   activities ....................................           (238,021)          6,310,874
                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .....................................            (11,026)            (31,075)
   Retirement of mortgage note payable ...........                 --          (5,261,942)
   Proceeds from mortgage note payable ...........                 --           1,650,000
   Distributions to limited partners .............           (250,000)         (4,644,400)
                                                          -----------         -----------
Net cash used in financing activities ............           (261,026)         (8,287,417)
                                                          -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ...................................            566,685            (954,779)

Cash and cash equivalents at beginning of
   period ........................................          1,103,846           2,180,029
                                                          -----------         -----------

Cash and cash equivalents at end of period .......        $ 1,670,531         $ 1,225,250
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

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                       Nine Months Ended
                                                                          September 30,
                                                                --------------------------------
                                                                   1999                 1998
                                                                -----------         ------------
Net income (loss) ......................................        $   162,837         $  (302,799)
                                                                -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .......................            802,382             791,650
   Loss on disposition of real estate ..................                 --             118,750
   Write-down for impairment of real estate ............                 --             126,080
   Amortization of deferred borrowing costs ............             12,027               5,235
   Changes in assets and liabilities:
     Cash segregated for security deposits .............                528              22,884
     Accounts receivable, net ..........................            (14,416)             39,902
     Prepaid expenses and other assets, net ............             (8,537)            (80,801)
     Accounts payable and accrued expenses .............             93,728              64,933
     Payable to affiliates .............................             14,741             261,705
     Security deposits and deferred rental
       revenue .........................................              2,442             (25,775)
                                                                -----------         -----------

       Total adjustments ...............................            902,895           1,324,563
                                                                -----------         -----------

Net cash provided by operating activities ..............        $ 1,065,732         $ 1,021,764
                                                                ===========         ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIV, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $489,184 and $325,851 were outstanding at September 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:
                                                            Nine Months Ended
                                                               September 30,
                                                       -------------------------
                                                           1999          1998
                                                       ----------     ----------

Property management fees........................       $  133,323     $  144,694
Charged to general and administrative -
   affiliates:
   Partnership administration...................          129,085        166,082
   Asset management fee.........................          181,619        205,967
Charged to loss on disposition of real estate:
   Disposition fee..............................               --        204,000
Charged to write-down for impairment of
   real estate:
   Disposition fee..............................               --         55,500
                                                      -----------     ----------
                                                      $   444,027     $  776,243
                                                      ===========     ==========

Payable to affiliates at September 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 4.
-------

On March 31, 1998, the Partnership sold Southpointe Plaza Shopping Center, located in Sacramento, California, to an unaffiliated purchaser for a cash purchase price of $6,800,000. Cash proceeds from the sale were not received until April 1, 1998. Sales proceeds received, as well as the loss on sale, are detailed below.

                                                                     Loss on Sale           Sales Proceeds
                                                                   ----------------        ----------------
Sales price..........................................              $     6,800,000         $     6,800,000

Selling costs .......................................                     (389,990)               (185,990)
Straight-line rents receivable written off...........                      (48,601)
Prepaid leasing commissions written off..............                      (43,913)
Carrying value.......................................                   (6,436,246)
                                                                   ---------------         ---------------
Loss on disposition of real estate...................              $      (118,750)
                                                                   ===============

Proceeds from sale of real estate....................                                            6,614,010
Retirement of mortgage note payable..................                                           (5,261,942)
Accrued interest paid................................                                              (32,338)
                                                                                           ---------------
Net cash proceeds....................................                                      $     1,319,730
                                                                                           ===============

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

                                                                        Loss               Sales
                                                                   on Disposition         Proceeds
                                                                  ----------------     ---------------
Sales price..........................................             $      1,850,000     $     1,850,000

Selling costs........................................                      (80,980)            (25,480)
Straight-line rents receivable written off...........                      (81,572)
Prepaid leasing commissions written off..............                       (3,269)
Carrying value.......................................                   (1,684,179)
                                                                  ----------------     ---------------

Loss on disposition of real estate...................             $             --
                                                                  ================

Net cash proceeds....................................                                  $     1,824,520
                                                                                       ===============

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

NOTE 6.
-------

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $347.

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

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses during the second quarter of 1999 in the amount of $(306,015) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

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

The Partnership reported net income for the first nine months of 1999 of $162,837 as compared to a net loss of $302,799 for the first nine months of 1998. Revenues decreased to $2,473,509 in the first nine months of 1999 from $2,689,138 for the same period in 1998. Expenses were $2,310,672 in the first nine months of 1999 as compared to $2,991,937 in the first nine months of 1998.

Net cash provided by operating activities was $1,065,732 for the first nine months of 1999. The Partnership expended $238,021 for additions to its real estate investments. After $11,026 in principal payments on its mortgage note payable and distributions of $250,000 to the limited partners during the first nine months of 1999, cash and cash equivalents increased by $566,685, leaving a balance of $1,670,531 at September 30, 1999.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $347.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $35,814 for the three months and decreased by $215,629 for the nine months ended September 30, 1999 as compared to the same periods in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza shopping centers in 1998. Excluding total revenue of Southpointe Plaza and Island Plaza, total revenue increased by $20,855 and $112,750 for the three and nine months ended September 30, 1999, respectively. This increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below.

Rental revenue increased by $78,332 and decreased by $126,808 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding rental revenue of Southpointe Plaza and Island Plaza, rental revenue increased by $63,287 and $201,251, respectively, in 1999. Rental revenue at both Towne Center and Riverbay Plaza shopping centers increased by approximately $127,000 for the nine months ended September 30, 1999. The increase in rental revenue at Towne Center was mainly due to an increase in occupancy from 69% at September 30, 1998 to 87% at September 30, 1999. The increase at Riverbay Plaza was mainly due to increased rent charged to an anchor tenant after its space was expanded.

Interest income for the three and nine months ended September 30, 1999 decreased by $42,518 and $88,821, respectively, as compared to the same periods in the prior year. The decrease was due to a lower average amount of cash and cash equivalents available for short-term investment in 1999. Although the Partnership held a greater amount of cash and cash equivalents at September 30, 1999 as compared to September 30, 1998, the Partnership distributed approximately $4.6 million to the limited partners in the first nine months of 1998, approximately $4.4 million of which was distributed at the end of September 1998.

Expenses:

Total expenses decreased by $133,068 and $681,265 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding total expenses of Southpointe Plaza and Island Plaza, which were sold in 1998, total expenses decreased by $130,217 and $184,174 for the three and nine months ended September 30, 1999, respectively, as discussed below.

Interest expense increased by $142 and decreased by $45,750 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The Partnership recorded $97,288 of interest expense in 1998 related to the Southpointe Plaza mortgage note payable, which was repaid on April 1, 1998 as a result of the sale of the property. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The Partnership recorded $97,177 and $45,639 of interest expense related to this loan in the first nine months of 1999 and 1998, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 1999 decreased by $131,332 and increased by $10,732, respectively, in relation to the same periods in 1998. The overall increase was mainly due to the amortization of improvements for a tenant that began occupying space at Towne Center Shopping Center in the second quarter of 1998. This increase was partially offset by a decrease in the amortization of tenant improvements at Riverbay Plaza Shopping Center due to the expiration of a tenant's lease.

Property taxes increased by $17,572 and decreased by $283 in the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The overall decrease was due to the sales of Southpointe Plaza and Island Plaza in 1998. The increase for the quarter was mainly due to an increase in estimated property taxes at Springwood Plaza Shopping Center in 1999.

For the three and nine months ended September 30, 1999, utilities decreased by $8,136 and $32,653, respectively, as compared to the same periods in 1998, mainly due to the sales of Southpointe Plaza and Island Plaza in 1998.

Property management fees - affiliates increased by $3,419 and decreased by $11,371 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding property management fees for Southpointe Plaza and Island Plaza, property management fees - affiliates increased by $3,419 and $17,756 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 due to an increase in gross rental receipts, on which the fees are based. (See discussion of increase in rental revenue above).

Other property operating expenses decreased by $34,639 and $52,746 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding other property operating expenses for Southpointe Plaza and Island Plaza, other property operating expenses decreased by $33,472 and $20,420 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. This decrease was mainly due to a tenant receivable at Springwood Plaza that was written off as uncollectible in the third quarter of 1998.

General and administrative expenses for the three and nine months ended September 30, 1999 increased by $3,919 and decreased by $226,214, respectively, as compared to the same periods in 1998. The overall decrease was mainly due to a $(306,015) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Item 1, Note 6), partially offset by an increase in costs related to this transaction in the first nine months of 1999.

For the three and nine months ended September 30, 1999, general and administrative - affiliates decreased by $11,016 and $61,345, respectively, as compared to the same periods in 1998. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. The amount of expenses allocated by McREMI is partly a function of the number of properties the Partnership owns, which decreased in 1999 due to the sales of Southpointe Plaza and Island Plaza in 1998. In addition, there was a decrease in asset management fees as a result of a decline in the tangible asset value of the Partnership, on which the fees are based, due to the sales of Southpointe Plaza and Island Plaza.

The Partnership recognized a $118,750 loss on the sale of Southpointe Plaza Shopping Center in the first nine months of 1998. No such loss was recognized in the first nine months of 1999.

Island Plaza Shopping Center was sold to an unaffiliated buyer on April 1, 1998. The Partnership recorded a $126,080 write-down for impairment of real estate in the first quarter of 1998 to record the property at its sales price less estimated costs to sell. No such write-down was recorded in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $1,065,732 of cash in the first nine months of 1999 as compared to the $1,021,764 for the same period in 1998.

Cash flows from operating activities increased by $43,968 in the first nine months of 1999 as compared to the first nine months of 1998. Excluding Southpointe Plaza and Island Plaza, cash flows from operating activities increased by $172,371. This increase in cash provided by operating activities was mainly due to an increase in cash received from tenants as a result of an increase in rental revenue, and a decrease in cash paid to suppliers due to a decrease in general and administrative expenses, as discussed above. These increases in cash provided by operating activities were partially offset by the payment to the General Partner of disposition fees totaling $259,500 in the first quarter of 1999 (see Item 1, Note 3 for discussion of disposition fees incurred as a result of the sales of Southpointe Plaza and Island Plaza in
1998).

The Partnership expended $238,021 and $2,127,656 for capital improvements to its properties in the first nine months of 1999 and 1998, respectively. In the first half of 1998, the Partnership paid approximately $1.6 million to expand an anchor tenant's space at Riverbay Plaza Shopping Center.

In April 1998, the Partnership received a total of $8,438,530 in proceeds from the sales of Southpointe Plaza and Island Plaza shopping centers. $5,261,942 of the proceeds was used to repay the Southpointe Plaza mortgage note payable.

The Partnership made $31,075 in regularly scheduled principal payments on the Southpointe Plaza mortgage note payable in the first nine months of 1998. The property was sold and the loan was repaid on April 1, 1998. In June 1998, the Partnership received $1,650,000 in proceeds from a mortgage note payable secured by Riverbay Plaza Shopping Center. The Partnership made $11,026 in regularly scheduled principal payments on this note in the first nine months of 1999.

The Partnership distributed $250,000 and $4,644,400 to the limited partners in the first nine months of 1999 and 1998, respectively.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $1,670,531. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                       McNEIL REAL ESTATE FUND XXIV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXIV, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)